Form 10QSB
period 1997-06-30
KIDS STUFF INC
filed 1997-08-14
CIK 1027992

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-QSB

                            (Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1997

                              OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________________ to
_________________

Commission file number 0-29334

                       KIDS STUFF, INC.
  (Exact name of registrant as specified in its charter)

              Ohio                       34-1843520
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)

4450 Belden Village Street, N.W., Suite 406, Canton, Ohio 44718
           (Address of principal executive offices)
                          (Zip Code)

                        (330) 492-8090
  (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes [ ]                     No [X]

As of July 31, 1997, there were 3,512,856 shares of the Registrant's Common Stock without par value issued and outstanding.

Transitional Small Business Disclosure Format.

             Yes [ ]                     No [X]

                           Kids Stuff, Inc.
                       Statements of Operations

                                  (UNAUDITED)                          (UNAUDITED)
                           Three Months Ended June 30,         Six Months Ended June 30,
                              1997            1996                1997           1996
Sales                     $2,044,340        $1,664,201        $3,509,881      $3,183,917
Cost of Sales              1,204,158         1,116,600         2,029,552       2,110,742
                           ---------        ----------        ----------       ---------
Gross Profit                 840,182           547,601         1,480,329       1,073,175
Selling Expenses             609,324           594,325         1,204,165       1,042,718

General and Administrative
  Expenses                   193,077           155,891           382,520         326,305
                           ---------        -----------       -----------      ---------
Income From Operations        37,781          (202,615)         (106,356)       (295,848)
Other Expense                (15,984)          (12,460)          (30,803)        (18,864)
                           ---------        ----------        ----------       ---------
Net Income (Loss)         $   21,797        $ (215,075)       $ (137,159)     $ (314,712)
                           =========        ==========        ==========       =========
Earnings (Loss) Per Share $     0.01        $    (0.06)       $    (0.04)     $    (0.09)
                           =========        ==========        ==========       =========
Weighted Average Shares
 Outstanding               2,899,999         3,700,000         3,671,429       3,700,000


The accompanying notes are an integral part of these financial statements



                         Kids Stuff, Inc.
                          Balance Sheets

                                        (UNAUDITED)
                                           June 30,        December 31,
                                            1997                1996
ASSETS

CURRENT ASSETS:
   Cash                                 $        0           $  248,648
   Accounts receivable                     231,122              165,779
   Inventories                             560,676              496,395
   Deferred catalog expense                203,273              277,469
   Due from affiliates                      33,930                    -
   Prepaid expenses and other costs        496,839              169,789
                                        ----------            ---------
      Total Current Assets               1,525,840            1,358,080

PROPERTY & EQUIPMENT:
   Furniture, fixtures, equipment
    and leaseholds                         354,940              277,702
   Less accumulated depreciation           190,956              164,093
                                        ----------           ----------
                                           163,984              113,609
                                        ----------           ----------
                                        $1,689,824           $1,471,689
                                        ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                     $1,592,228           $1,102,311
   Current portion long term debt
     - related parties                     474,001              266,858
   Line of credit                          650,000              650,000
   Due to affiliates                             -              137,070
   Customer advances and other               3,078                5,630
                                         ---------            ---------
     Total Current Liabilities           2,719,307            2,161,869

LONG TERM DEBT - RELATED PARTIES,
  less current maturities                  200,000              300,000

STOCKHOLDERS' EQUITY:
Common stock ($.001 par value,               2,843                3,700
25,000,000 shares authorized,
2,843,000 and 3,700,000 issued
 and outstanding, respectively)

Preferred stock ($.001 par value,            5,000                    -
10,000,000 shares authorized,
5,000,000 and no shares issued
and outstanding, respectively)

Additional paid-in capital                 352,514              458,800
Retained earnings                       (1,589,840)          (1,452,680)
                                        -----------          -----------
   Total Stockholders' Equity           (1,229,483)            (990,180)
                                        -----------          -----------
                                        $1,689,824           $1,471,689

The accompanying notes are an integral part of these financial statements


                                KIDS STUFF, INC.
                   Statements of Stockholders' Equity (Unaudited)
                      Six Months Ended June 30, 1997 and 1996

                               Common     Preferred     Paid-In      Retained
                                Stock        Stock      Capital      Earnings        Total
Balance - December 31, 1995   $2,400       $    0       $ 297,600  $  (931,040)   $  (631,040)
Deduction
  Net loss                         -            -               -     (314,712)      (314,712)
                              -------      -------      ---------   -----------   ------------
Balance - June 30, 1996       $2,400       $    0       $ 297,600  $(1,245,752)   $  (945,752)
                              =======      =======      =========   ===========    ===========
Balance - December 31, 1996   $3,700       $    0       $ 458,800   (1,452,680)      (990,180)

Addition
  Sale of preferred stock
    (unaudited)                    -        5,000               -            -          5,000

Deductions
  Repurchase of common stock    (857)           -        (106,287)           -       (107,144)

    Net loss (unaudited)           -            -               -     (137,159)      (137,159)
                              -------      -------       ---------   ----------      ---------
Balance - June 30, 1997
  (unaudited)                 $2,843       $5,000       $ 352,513  $(1,589,839)   $(1,229,483)
                              =======      =======       =========  ===========     ==========

The accompanying notes are an integral part of these financial statements


                                        Kids Stuff, Inc.
                                 Statements of Cash Flows

                                                            (UNAUDITED)
                                                      Six Months Ended June 30,
                                                         1997            1996
Cash Flows From Operating Activities:
  Net income (loss)                                   $(137,159)       $(314,712)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
       Depreciation and amortization                     26,863            4,787
       (Increase) decrease in accounts receivable       (65,343)          73,633
       (Increase) in inventories                        (64,281)        (203,777)
       Decrease (increase) in deferred catalog expense   74,196         (165,922)
       (Increase) in prepaid expenses                  (106,126)               -
       Increase in accounts payable,
          customer advances and other                   487,365          426,986
                                                     ----------        ---------
Net cash provided (used) by operating activities        215,515         (179,005)

Cash Flows From Investing Activities:
  Investment in property and equipment                  (77,239)         (37,794)
  Prepaid amounts for aquisition costs                  (22,846)          (2,371)
                                                     -----------        ---------
Net cash (used) by investing activities                (100,085)         (40,165)

Cash Flows From Financing Activities:
  (Decrease) in due to affiliates                      (171,000)        (403,407)
  Sale of preferred stock                                 5,000                -
  Borrowings on long-term debt                                -          366,858
  Prepaid amounts for public offering                  (198,078)               -
                                                     -----------       ---------
   Borrowings on line of credit                               -          220,000
                                                       (364,078)         183,451
Net cash (used) provided by financing activities
                                                       (248,648)         (35,719)
Net Increase (Decrease) in Cash
                                                        248,648           35,719
                                                     -----------       ---------
Cash - Beginning
                                                       $      0        $       0
                                                     ===========       =========
Cash - Ending

Supplemental Disclosure Of Cash Flow Information
  Cash paid during the period for interest             $ 35,123        $  18,864
                                                     ============      =========

For information on non-cash financing activities see footnote 3.

The accompanying notes are an integral part of these financial statements

                             KIDS STUFF, INC.

                         NOTES TO FINANCIAL STATEMENTS

Note 1  Organization and Business

A Business Description - The Company is in the mail order business and sells to customers throughout the United States. Perfectly Safe, a division of the Company, primarily sells children's safety products for use up to age three. Jeannie's Kids Club, a division of the Company, sells hard good products for children primarily up to the age of three. Natural Baby, a division of the Company which was acquired on July 2, 1997 (see Note 5), sells children's clothes and toys. Products are purchased from a variety of vendors.

B. Reorganization - Kids Stuff, Inc. ("Kids Stuff" or the "Company") was incorporated during 1996 as a wholly-owned subsidiary of Duncan Hill Company, Ltd. ("Duncan Hill"). Prior to a reorganization occurring June 30, 1996, Kids Stuff had no operations. The operations shown in the accompanying financial statements prior to June 30, 1996 are those of Perfectly Safe, Inc., which was dissolved as part of the reorganization and is sometimes referred to as "Predecessor" in these financial statements.

Perfectly Safe, Inc. was also a wholly-owned subsidiary of Duncan Hill. Effective June 30, 1996, the assets and liabilities of Perfectly Safe, Inc., reverted to Duncan Hill, and Perfectly Safe, Inc. was dissolved. As part of the reorganization, the Company acquired the assets and liabilities of its Predecessor. The Company also acquired, as part of the reorganization, certain fixed assets formerly belonging to Duncan Hill at a net book value of $122,143 at December 31, 1995. The combination of the Company's acquisition of the assets of its Predecessor and the Company's acquisition of certain assets of Duncan Hill were accounted for at historical cost as a reorganization of companies under common control. The operations of the Predecessor are currently operated as the Perfectly Safe Division and Jeannie's Kids Club Division of the Company.

Note 2  Basis of Presentation
The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1997, results of operations for the three months and six months ended June 30, 1997, and cash flows for the six months ended June 30, 1997 and 1996.

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 3.  Recent Sale of Unregistered Securities

The following shares of unregistered securities have been issued by the Company since its inception. There were no underwriting discounts and commissions paid in connection with the issuance of any said securities.

In connection with the reorganization effective June 30, 1996, the Company issued to its parent, Duncan Hill Co., Ltd., 2,400,000 shares of Common Stock at a value of $.125 per share.

Commencing October, 1996, the Company sold an aggregate of 1,300,000 shares of Common Stock to eight private investors for the aggregate purchase price of $162,500. In June 1997, the Company repurchased an aggregate of 857,144 of those shares from five of those investors, who were customers of one of the underwriters of the Company's pending public offering, at a repurchase price of $.125 per share. This repurchase was required by the National Association of Securities Dealers as a condition to approving the compensation to be received by the Underwriters in connection with the public offering. The Company's repurchase payment is evidenced by five promissory notes issued by it in the aggregate amount of $107,143. The notes are payable on the earlier of the closing of the Company's public offering or on July 31, 1997; provided, however that if the public offering is not completed by July 31, 1997, no payments will be made until such time as the Company obtains sufficient capital surplus to make such payments. The notes bear interest at a rate of 8% per annum commencing the date that the investor initially subscribed for his Rule 504 Shares.

Note 3.  Recent Sale of Unregistered Securities (continued)

In October, 1996, the Company borrowed an aggregate of $200,000 (bridge loan) from three private investors, $75,000 of which is convertible upon its terms into 1,500,000 Class A Warrants upon the effective date of the registration statement described in Note 4. The 1,500,000 Warrants, as well as the shares of Common Stock underlying those warrants are included as securities being registered under the registration statement.

Subsequent to the release of the Company's 1996 audited financial statements, the Bridge Loan was restructured, at the request of VTR Capital, Inc., the representative of the underwriters, so that the Bridge lenders would be paid the entire $200,000 face amount of the Bridge Loan, in cash plus accrued interest at the closing of the public offering, and would waive the right to convert $75,000 of the face amount of the loan into 1,500,000 Warrants.

During January 1997, the Company issued to its parent, Duncan Hill Co., Ltd., 5,000,000 shares of series A Preferred Stock, at a par value of $.001 per share, as a part of the reorganization(See Note 1.B). The holders of the Series A Preferred Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the shareholders.

The Series A Preferred Stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series A Preferred Stock has a liquidation preference of $.001 per share.

Note 4.  Public Offering
The Company filed a registration statement in January, 1997 as amended, relating to the offering by the Company of 300,000 units at an offering price of $12 per unit, each unit consisting of two shares of common stock, $.001 par value, and eight Class A Warrants.

The common stock and warrants are immediately separately transferable as of the date of the prospectus. Each warrant entitles the holder to purchase one share of common stock at a price of $5.00 for a period of four years commencing one year after the date of this prospectus. The Company may redeem the Warrants at a price of $.05 per Warrant, at any time after they become exercisable, upon not less than 30 days' prior written notice, if the closing bid price of the Common Stock has been at least $14.40 per share for 20 consecutive trading days ending on the fifth day prior to the date on which the notice of redemption is given.

The public offering was declared effective by the Securities and Exchange Commission on June 26, 1997, and the offering was fully subscribed and closed on July 2, 1997.The gross proceeds of the offering were $3,600,000.

Note 5. Subsequent Event - Acquisition of the Natural Baby Catalog On July 2, 1997, the Company completed its acquisition of The Natural Baby Catalog ("Baby Co."). The Company paid a cash payment of $1,225,000 to the seller; a cash payment in the amount of $219,831 in payment of a note owed by Baby Co. in the principal amount of $197,603 together with accrued interest in the amount of $22,228 through July 2, 1997; and a cash payment of $50,134 to Cores States Bank to pay off Baby Co's line of credit in the principal amount of $50,000 plus interest of $134; the assumption by the Company of Baby Co.'s accounts payable incurred in the ordinary course of business which is approximately $266,287 as of June 30, 1997; assumption of Baby Co.'s remaining lease obligations in the approximate amount of $24,000 as of June 30, 1997; a convertible promissory note issued by the Company to Baby Co. in the amount of $250,000 (Convertible Note); a second promissory note in an amount which reflects the pre-tax profits of Baby Co. in excess of $300,000 from the date of completion of the acquisition through December 31, 1997 (the "Excess Profit Note") as more fully discussed in the paragraph below; 70,000 shares of the unregistered Common Stock of the Company to be issued to Baby Co. which will be subject to a two year lock-up from the date of the Prospectus; and, the agreement on the part of the Company's Chief Executive Officer, William Miller, to guarantee the payments to be made by the Company under the convertible note on the first and second anniversary dates.

The amount of the Excess Profit Note shall be equal to the pre-tax profits of Baby Co. in excess of $300,000 from the date of the completion of the acquisition through December 31, 1997 (the "Excess Profit Period"). The pre-tax profits of Baby Co. will be determined by the amount of its merchandise sales (net of returns and allowances) during the Excess Profit Period, multiplied by the percentage equal to the pre-tax profits of Baby Co. for the twelve months preceding the acquisition closing date divided by the amount of Baby Co.'s merchandise sales (net of returns and allowances) during that twelve month period. The principal amount of the Excess Profit Note shall be payable over four equal, annual installments, together with interest at 8% per annum, commencing April 14, 1998.

The unpaid balance of the Convertible Note is convertible at any time into unregistered shares of the Company's Common Stock, at the election of the holder, at a conversion price of $5.00 per share. The Convertible Note will have an eight-year term and bear interest at 8% per annum. Upon the first three anniversaries of the execution of the Convertible Note, only accrued interest in arrears will be payable. Thereafter, five annual payments of $50,000, plus accrued interest, will be payable on the fourth, fifth, sixth, seventh and eighth anniversaries of the execution of the Convertible Note.

The Company intends to pay the assumed accounts payable and assumed lease obligations out of The Natural Baby Catalog's cash flow.

The purchase price is based upon Baby Co.'s tangible net worth at December 31, 1995, and is subject to adjustment in the event that Baby Co.'s tangible net worth at closing is higher or lower than at year end 1995. Any adjustment in the purchase price will be made as an adjustment to the Convertible Note.

Unaudited pro forma combined results of Kids Stuff, Inc. and Natural Baby Co., as if the acquisition had taken place at the beginning of 1996, for the six months ended June 30, 1997 and 1996 are as follows:


                               Six Months Ended June 30,
                             1997                  1996

Total Revenues             $6,448,157           $5,919,423
Net Income (loss)             111,579             (303,344)
Earnings (loss) Per Share  $     0.03           $    (0.08)



Note 6.  Long-Term Debt - Related Parties

A. Long-term debt - related parties consisted of the following at June 30, 1997 (unaudited).

Note Payable - Duncan Hill Company, Ltd. (parent company),
unsecured and payable in four annual principal payments
plus interest at 8.0%, matures June 2000.  The first
installment is for $66,858 and the three remaining
installments are for $100,000.                        $ 366,858

Notes Payable - (former Rule 504 Shareholders),
the entire principal plus interest at 8%, payable
on the closing date of the initial public offering.     107,143

Note Payable - (bridge lender - see Note 3),
the entire principal plus interest at 8.0%, payable
on the earlier of September 27, 1997 or the closing
date of the initial public offering of Company's
securities.                                             200,000
                                                       --------
                                                        674,001
Less current portion                                    474,001
                                                       --------
                                                      $ 200,000
                                                       ========

Payments on long term debt - Subsequent to June 30, 1997.

The following principal payments on long term debt were made subsequent to June 30, 1997 from proceeds of the public offering:


Note Payable - Duncan Hill Co., Ltd. (parent company),
first of four annual installments.              $66,858

Notes Payable - Former Rule 504 Shareholders    107,143

Notes Payable - Bridge Lenders                  200,000
                                                -------
                                               $374,001
                                                =======

Note 7  Recently Issued Accounting Pronouncements

In October 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, was issued which establishes accounting and reporting standards for stock-based compensation plans. This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company uses the intrinsic value-based method for stock-based compensation to employees. As a result, this standard does not have any effect to the Company's financial statements other than to require disclosure of the pro forma effect on net income of using the fair value-based method of accounting. Management believes this effect to currently be immaterial.



Note 7  Recently Issued Accounting Pronouncements (continued)

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which is effect for fiscal years ending after December 15, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Management believes earnings per share computed in accordance with SFAS 128 will not be materially different than earnings per share as currently reported.


Item 2.  Management's Discussion and Analysis

The following information should be read in conjunction with the unaudited financial statements included herein. See Item 1.

RESULTS OF OPERATIONS

Three months ended June 30, 1997, compared to three months ended
June 30, 1996

Total net sales for the three months ended June 30, 1997 increased $380,139, or 22.8%, to $2,044,340, compared with $1,664,201 for the three months ended June 30, 1996. Net sales include sales from merchandise, Jeannie's Kids Club memberships, shipping and handling charges, and mailing list rentals. The net sales of the Perfectly Safe Catalog increased from $689,983 for the quarter ended June 30, 1996 to $1,104,533 for the quarter ended June 30, 1997. This increase is attributable largely to a 31.3% increase in catalog circulation from 346,578 catalogs mailed to 454,957 catalogs mailed in the second quarters of 1996 and 1997, respectively. This increase was slightly offset by a decrease in net sales of Jeannie's Kids Club, which decreased $34,411 from $974,218 to $939,807 for the three months ended June 30, 1996 and 1997, respectively.

The Company's total catalog circulation decreased to 672,265 for the three months ended June 30, 1997 from 929,624 for the same period of 1996. While the Perfectly Safe Catalog circulation was increased, as noted above, circulation of Jeannie's Kids Club decreased from 583,046 catalogs in the second quarter of 1996 to 217,308 catalogs in the second quarter of 1997. This decrease is a result of management's testing of new rental mail lists in the first quarter of 1997 that did not produce profitable new lists. Management decided to temporarily reduce the circulation of Jeannie's Kids Club Catalog until new profitable rental lists can be acquired. While the lower circulation for Jeannie's Kids Club resulted in lower merchandise sales of $683,715 for the three months ended June 30, 1997 compared to $815,917 for the three months ended June 30, 1996, membership revenue increased to $206,343 from $69,449 for the same periods 1997 and 1996, respectively. This increase is due to membership renewals of existing Jeannie's Kids Club members.

Cost of sales, as a percentage of net sales, decreased 8.2% from 67.1% for the three months ended June 30, 1996 to 58.9% for the three months ended June 30, 1997. The largest factor was the decrease in merchandise costs, which decreased 6.1% as a percentage of net sales, from 45.9% to 39.8% for the three months ended June 30, 1996 and 1997, respectively. Merchandise costs decreased as a result of the shift in catalog sales from Jeannie's Kids Club to the Perfectly Safe Catalog. Jeannie's Kids Club sales have higher merchandise costs as a percentage of sales because of the discounts offered to members, which range from 30 - 60% off regular catalog prices. For the three months ended June 30, 1997, Perfectly Safe Catalog net sales were 54% of the total net sales, compared to 41.5% of the total net sales for the same period in 1996.

Selling expenses, which consists of advertising and other marketing related expenses, decreased as a percentage of net sales 5.9%, from 35.7% to 29.8% of net sales for the three month periods ended June 30, 1996 and 1997, respectively. This decrease is due to the gross revenue per catalog increasing from $1.91 to $3.25 for the three month periods ended June 30, 1996 and 1997, respectively.

General and administrative expenses were $193,077, or 9.4% of net sales, for the three months ended June 30, 1997, and $155,891, or 9.4% of net sales, for the same period of 1996. This dollar increase is attributable to increased wages due to additional staffing, and increased professional and consulting fees relating to the Company's public offering and its acquisition of the Natural Baby Catalog. The Company believes that its general and administrative functions will become more efficient and cost effective upon absorbing the revenue base of the Natural Baby Catalog, which the Company believes can be accomplished with significantly less than proportionate increases in general and administrative expenses. General and administrative expenses for the six months ended June 30, 1996 were incurred by the Company's parent, Duncan Hill, and allocated to the Company consistent with past practices, under which Duncan Hill allocated its general and administrative expenses to its operating subsidiaries on a pro rata basis determined by the percentage of total assets of the various operating subsidiaries, exclusive of the assets of Duncan Hill. For the first six months of 1996, the Company's allocation was 69% of Duncan Hill's total general and administrative expenses. Effective June 30, 1996, the Company began to handle certain of its own administrative functions, directly.

Net income for the three months ended June 30, 1997 was $21,797, or 1.1% of net sales, compared to net losses of $215,075, or 12.9% of net sales for the same period of 1996. The Company attributes this increase to the increase in revenues and decreased cost of sales and decreased selling expenses as a percentage of net sales.

Six months ended June 30, 1997, compared to six months ended June
30, 1996

Total net sales for the six months ended June 30, 1997 increased $325,964, or 10.2%, to $3,509,881, compared with $3,183,917 for the six months ended June 30, 1996. Net sales include sales from merchandise, Jeannie's Kids Club memberships, shipping and handling charges, and mailing list rentals. The net sales of the Perfectly Safe Catalog increased from $1,336,182 for the six months ended June 30, 1996 to $1,812,539 for the six months ended June 30, 1997. This increase is attributable largely to a 41.2% increase in catalog circulation from 672,624 catalogs mailed to 949,860 catalogs mailed in the first half of 1996 and 1997, respectively. This increase was slightly offset by a decrease in net sales of Jeannie's Kids Club, which decreased $150,393 from $1,847,735 to $1,697,342 for the six months ended June 30, 1996 and 1997, respectively.

The Company's total catalog circulation decreased to 1,723,703 for the six months ended June 30, 1997 from 1,886,010 for the same period of 1996. While the Perfectly Safe Catalog circulation was increased, as noted above, circulation of Jeannie's Kids Club decreased from 1,213,386 catalogs in the first half of 1996 to 773,843 catalogs in the first half of 1997. This decrease is a result of management's testing of new rental mail lists in the first quarter of 1997 that did not produce any profitable new lists. Management has decided to temporarily reduce the circulation of Jeannie's Kids Club Catalog until new profitable rental lists can be acquired. While the lower circulation for Jeannie's Kids Club resulted in lower merchandise sales of $1,245,635 for the six months ended June 30, 1997 compared to $1,529,094 for the six months ended June 30, 1996, membership revenue increased to $356,029 from $151,712 for the same periods 1997 and 1996, respectively. This increase is due to membership renewals of existing Jeannie's Kids Club members.

Cost of sales, as a percentage of net sales, decreased 8.5% from 66.3% for the six months ended June 30, 1996 to 57.8% for the six months ended June 30, 1997. The largest factor was the decrease in merchandise costs, which decreased 6.9% as a percentage of net sales, from 46.1% to 39.2% for the six months ended June 30, 1996 and 1997, respectively. Merchandise costs decreased as a result of the shift in catalog sales from Jeannie's Kids Club to the Perfectly Safe Catalog. Jeannie's Kids Club sales have higher merchandise costs as a percentage of sales because of the discounts offered to members, which range from 30 - 60% off regular catalog prices. For the six months ended June 30, 1997, Perfectly Safe Catalog net sales were 51.6% of the total net sales, compared to 42.0% of the total net sales for the same period in 1996.

Selling expenses, which consists of advertising and other marketing related expenses, increased as a percentage of net sales 1.6%, from 32.7% to 34.3% of net sales for the six month periods ended June 30, 1996 and 1997, respectively.

General and administrative expenses were $382,520, or 10.9% of net sales, for the six months ended June 30, 1997, and $326,305, or 10.2% of net sales, for the same period of 1996. This increase is attributable to increased wages due to additional staffing, and increased professional and consulting fees relating to the Company's public offering and its acquisition of the Natural Baby Catalog. The Company believes that its general and administrative functions will become more efficient and cost effective upon absorbing the revenue base of the Natural Baby Catalog, which the Company believes can be accomplished with significantly less than proportionate increases in general and administrative expenses. General and administrative expenses for the six months ended June 30, 1996 were incurred by the Company's parent, Duncan Hill, and allocated to the Company consistent with past practices, under which Duncan Hill allocated its general and administrative expenses to its operating subsidiaries on a pro rata basis determined by the percentage of total assets of the various operating subsidiaries, exclusive of the assets of Duncan Hill. For the first six months of 1996, the Company's allocation was 69% of Duncan Hill's total general and administrative expenses. Effective June 30, 1996, the Company began to handle certain of its own administrative functions, directly.

Net losses for the six months ended June 30, 1997 were $137,159, or 3.9% of net sales, compared to net losses of $314,712, or 9.9% of net sales for the same period of 1996. The Company attributes this increase to the increase in revenues, decreased cost of sales and decreased selling expenses.

Liquidity and Capital Resources and Subsequent Acquisition

At June 30, 1997, the Company had a deficit in retained earnings of $1,589,839, compared with a deficit of $1,452,680 at December 31, 1996. This resulted from a net loss of $137,159 for the six months ended June 30, 1997 and $521,640 for the 1996 fiscal year.

For the six months ended June 30, 1997, the impact of the operating loss on the Company's cash position was offset by changes in working capital which effected operating activities. The operating activities consumed $235,750 in cash through increases in accounts receivable, inventories and prepaid expenses, but provided $561,561 in cash through a decrease in deferred catalog expense and an increase in accounts payable. The net effect of these changes and non cash charges of $26,863 relating to depreciation was to offset the Company's net loss by $352,674, so that net cash provided by operating activities was $215,515. The most significant provider of cash was the increase in accounts payable, which increased $487,365.

For the six months ended June 30, 1997, the Company's financing activities used $364,078 in cash, with $171,000 from changes in obligations to the parent company, $198,078 from prepaid amounts relating to the Company's public offering, and $5,000 from the sale of preferred stock.

For the six months ended June 30, 1997, the combined effect of net cash provided by operating activities of $215,515, net cash used by financing activities of $364,078, and investments in fixed assets and prepaid amounts for the acquisition of the Natural Baby Catalog totaling $100,085, decreased cash from $248,648 to $0 at June 30, 1997.

The Company's $800,000 bank line of credit had a balance of $650,000 at June 30, 1997. The line of credit is for an open term, payable on demand. The facility is secured by the assets of the Company, as well as the assets of Duncan Hill and another Duncan subsidiary, E.
A. Carey of Ohio, Inc. The repayment of the facility is guaranteed by the Company's CEO, William Miller. Interest is charged at the rate of 1% over prime. It is the policy of the bank to review the credit facility annually, commencing June 30, 1997, and to require that the Company maintain a zero balance on the credit line for a period of thirty consecutive days sometime during the course of each year. The bank has agreed to waive the "zero balance" required for the 1997 loan year ended June 30, 1997, because the Company's current cash flow would not allow it to comply before then. The Company is currently negotiating the renewal of its current line of credit with the bank for the 1998 loan year. The Company anticipates that, with the additional cash flow from the sales generated by the Natural Baby Catalog, it will "zero balance" the credit line for the 1998 loan year in the fourth quarter of 1997.

Effective June 30, 1996, the Company was recapitalized as Kids Stuff, Inc. by its parent, Duncan Hill, for the purpose of acquiring the operating assets of Duncan Hill, as well as the children's catalog business of Perfectly Safe, Inc. The Company paid for those assets through the assumption of Perfectly Safe, Inc.'s liabilities and Duncan Hill's bank line of credit, by a promissory note payable to Duncan Hill and by preferred and common stock of the Company. See "Notes To Financial Statements - Note 1B - Reorganization." Part 1. The first installment of the promissory note to Duncan Hill in the principal amount of $66,858, plus accrued interest, was paid on July 7, 1997 with the next installment in the amount of $100,000 due on June 30, 1998, together with accrued interest.

In order to finance its most recent operations, the Company entered into certain private financing agreements commencing in October, 1996. In that regard, the Company issued 8% promissory notes in the amount of $125,000 to be repaid with a portion of the proceeds from its public offering, 8% promissory notes in the amount of $75,000, convertible upon the date of the Prospectus into Warrants to purchase 1,500,000 shares of Common Stock (the "8% Convertible Notes") and 1,300,000 shares of the Company's Common Stock for $162,500. Subsequently, the holders of the 8% Convertible Notes, at the request of the Representative, agreed to accept a cash payment at the closing of the public offering in the face amount of $75,000, plus accrued interest at 8% per annum, in lieu of the conversion of their notes into 1,500,000 Warrants. Also, in June 1997, the Company repurchased 857,144 shares of the Common Stock previously issued in the private financings at a repurchase price of $.125 per share, payable upon the earlier of the closing of the public offering or on July 31, 1997. See "Notes To Financial Statements Note 3. Recent Sale Of Unregistered Securities." Item 1. On July 2, 1997, the Company repaid the 8% promissory notes in the principal amount of $125,000, plus accrued interest, the 8% Convertible Notes in the principal amount of $75,000, plus accrued interest, and the payment of notes in the principal amount of $107,143, plus accrued interest for the repurchase of the 857,144 shares of Common Stock of the Company mentioned above, out of the proceeds of its public offering:

The Company filed a registration statement in January, 1997 as amended, relating to the offering by the Company of 300,000 units at an offering price of $12 per unit, each unit consisting of two shares of common stock, $.001 par value, and eight Class A Warrants. The public offering was declared effective by the SEC on June 26, 1997, and the proceeds were distributed to the Company on July 2, 1997. See "Notes To Financial Statements - Note 4. Public Offering."
Item 1.

On July 2, 1997, the Company completed its acquisition of The Natural Baby Catalog ("Baby Co."). The Company paid a cash payment of $1,225,000 to the seller; a cash payment in the amount of $219,831 in payment of a note owed by Baby Co. in the principal amount of $197,603 together with accrued interest in the amount of $22,228 through July 2, 1997; and a cash payment of $50,134 to Core States Bank to pay off Baby Co's line of credit in the principal amount of $50,000 plus interest of $134; the assumption by the Company of Baby Co.'s accounts payable incurred in the ordinary course of business which is approximately $266,287 as of June 30, 1997; assumption of Baby Co.'s remaining lease obligations in the approximate amount of $24,000 as of June 30, 1997; a convertible promissory note issued by the Company to Baby Co. in the amount of $250,000 (Convertible Note); a second promissory note in an amount which reflects the pre-tax profits of Baby Co. in excess of $300,000 from the date of completion of the acquisition through December 31, 1997 (the "Excess Profit Note") as more fully discussed in "Notes To Financial Statements - Note 5. Acquisition of The Natural Baby Catalog" Item 1. 70,000 shares of the unregistered Common Stock of the Company to be issued to Baby Co. which will be subject to a two year lock-up from the date of the Prospectus; and, the agreement on the part of the Company's Chief Executive Officer, William Miller, to guarantee the payments to be made by the Company under the convertible note on the first and second anniversary dates.

The unpaid balance of the Convertible Note is convertible at any time into unregistered shares of the Company's Common Stock, at the election of the holder, at a conversion price of $5.00 per share. The Convertible Note will have an eight-year term and bear interest at 8% per annum. Upon the first three anniversaries of the execution of the Convertible Note, only accrued interest in arrears will be payable. Thereafter, five annual payments of $50,000, plus accrued interest, will be payable on the fourth, fifth, sixth, seventh and eighth anniversaries of the execution of the Convertible Note.

The Company intends to pay the assumed accounts payable and assumed lease obligations out of The Natural Baby Catalog's cash flow. Further the purchase price is based upon Baby Co.'s tangible net worth at December 31, 1995, and is subject to adjustment in the event that Baby Co.'s tangible net worth at closing is higher or lower than at year end 1995. Any adjustment in the purchase price will be made as an adjustment to the Convertible Note.

Selected financial information relating to Natural Baby Catalog for the six months ended June 30, 1997 and 1996 are as follows:


                          Six Months Ended June 30,
                             1997        1996

Total revenues            $2,938,276   $2,735,506
Net income                   248,738       11,368
Total assets              $  760,065   $  798,384


On a pro forma basis, assuming the Company had acquired Natural Baby Catalog at the beginning of fiscal year 1996, the combined operations would have resulted in combined net sales of $6,448,157, net income of $111,579, and net income per share of common stock of $.03, for the six months ended June 30, 1997 and combined net sales of $5,919,423, net loss of $303.344, and net loss per share of common stock of $.08, for the six months ended June 30, 1996.

The Company believes that by consolidating the operations of Natural Baby Catalog with the Company's, that substantial savings can be realized in direct labor and general and administrative areas. The Company estimates that $200,000 in direct labor savings and $450,000 in general and administrative savings can be realized, on an annual basis, exclusive of additional expenses which the Company will incur as a public entity, estimated to be $250,000 annually.

In July 1997, the operations of the Natural Baby Catalog were relocated to the Company's Canton, Ohio facilities, including inventories, telemarketing, customer service and fulfillment.

In June, 1997, the Company replaced its data processing hardware.
The Company is leasing the hardware at an annualized cost of approximately $24,000. Lease payments will be paid for out of the Company's cash flow or working capital.

In October 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, was issued which establishes accounting and reporting standards for stock-based compensation plans. This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company uses the intrinsic value-based method for stock-based compensation to employees. As a result, this standard does not have any effect to the Company's financial statements other than to require disclosure of the pro forma effect on net income of using the fair value-based method of accounting. Management believes this effect to currently be immaterial.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which is effect for fiscal years ending after December 15, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Management believes earnings per share computed in accordance with SFAS 128 will not be materially different than earnings per share as currently reported.

Forward Looking Statements and Associated Risks

Management's discussion and analysis contains forward looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and the financial results. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results could differ materially from these forward looking statements as a result of changes in the trends in the children's mail order catalog industry, competition, availability and price of goods and other factors. Any changes in such assumptions or factors could produce significantly different results.

                 PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits filed aspart of this report:

     27.  Financial Data Schedule

(b) No report on Form 8-K was filed during the second quarter of 1997.

                      SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   KIDS STUFF, INC.

Date:  August 14, 1997            /s/ Chris Weber
                                  Chris Weber, Controller