Form 10QSB
period 1997-09-30
KIDS STUFF INC
filed 1997-11-13
CIK 1027992

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-QSB

                            (Mark One)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1997

                              OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____________ to _________________

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

             Yes [ ]                     No [X]

Kids Stuff, Inc.
Balance Sheet

                                   (UNAUDITED)
                                   September 30,  December 31,
                                    1997              1996
ASSETS

Current Assets
   Cash                           $   87,009       $  248,648
   Accounts receivable               367,164          165,779
   Inventories                     1,192,660          496,395
   Due from affiliates               254,150                0
   Deferred catalog expense          441,957          277,469
   Prepaid expenses and other costs   39,351          169,789
                                   ---------       ----------
      Total Current Assets         2,382,291        1,358,080

Property and Equipment
   Furniture, fixtures, equipment
    and leaseholds                   412,315          277,702
   Less accumulated depreciation     198,977          164,093
                                     -------       ----------
                                     213,338          113,609

Other Assets, net
   Customer list                     500,853                0
   Goodwill                        1,011,355                0
                                   ---------       ----------
       Total Other Assets          1,512,208                0

                                  $4,107,837       $1,471,689
                                  ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable               $1,421,881       $1,102,311
   Current portion long term
    debt- related parties            100,000          266,858
   Line of credit                    650,000          650,000
   Due to affiliates                       0          137,070
   Customer advances and other        53,580            5,630
                                   ---------        ---------
      Total Current Liabilities    2,225,461        2,161,869

Long Term Debt, less current portion 450,000          300,000

Stockholders' Equity
   Common stock, $.001 par value,
    25,000,000 shares
    authorized, 3,513,000 and
    3,700,000 shares
    issued and outstanding,
    respectively.                      3,513            3,700
   Preferred stock, $.001 par value,
      10,000,000 shares
      authorized, 5,000,000 and
      no shares issued and
      outstanding, respectively.       5,000                0
   Additional paid -in capital     2,971,804          458,800
   Retained earnings              (1,547,941)      (1,452,680)
                                  ----------        ----------
   Total Stockholders' Equity      1,432,376         (990,180)
                                  ----------        ----------
                                  $4,107,837       $1,471,689


The accompanying notes are an integral part of these financial statements.

                                    Kids Stuff, Inc.
                                Statement of Operations
                         (UNAUDITED)                        (UNAUDITED)
               Three Months Ended September 30,    Nine Months Ended September 30,
                    1997            1996              1997               1996
Sales              $3,096,797       $1,633,032       $6,606,678         $4,816,949
Cost of Sales       1,832,964          925,321        3,851,136          3,036,063
                    ---------        ---------       -----------         ---------
Gross Profit        1,263,833          707,711        2,755,542          1,780,886
Selling Expenses      862,188          515,432        2,066,353          1,558,150
General and
  Administrative
   Expenses           304,434          211,208          686,954            537,513
                    ---------         --------        ---------          ---------
Income (Loss) From
  Operations           97,211          (18,929)           2,235           (314,777)

Other Expense         (66,693)         (11,948)         (97,496)           (30,812)
                      -------          -------         ---------         ----------
Net Income (Loss)  $   30,518       $  (30,877)      $  (95,261)        $ (345,589)
                      =======         =========        =========         ===========
Earnings (Loss)
   Per Share       $     0.01       $    (0.01)      $    (0.03)        $    (0.09)
                        =====           ======           =======            =======
Weighted Average
 Shares
 Outstanding        3,512,856        3,700,000        3,564,432          3,700,000
                    =========        =========        =========          ==========

The accompanying notes are an integral part of these financial statements.


                              Kids Stuff, Inc.
             Statements of Stockholders' Equity (Unaudited)
              Nine months Ended September 30, 1997 and 1996
                                 Common      Preferred    Paid-In     Retained
                                  Stock        Stock       Capital     Earnings      Total
Balance - December 31, 1995      $2,400        $    0   $  297,600   $  (931,040)  $ (631,040)

Deduction
      Net loss                        -             -            -      (345,589)    (345,589)
                                  -----        ------     ---------     ---------    ---------
Balance - September 30, 1996     $2,400        $    0   $  297,600   $(1,276,629)  $ (976,629)
                                  =====        ======     =========   ===========    =========

Balance - December 31, 1996      $3,700        $    0   $  458,800   $(1,452,680)  $ (990,180)

Addition
   Sale of preferred stock            -         5,000            -             -        5,000

   Sale of common stock (net
    of offering
    costs of $980,109)              600             -    2,619,291             -    2,619,891

   Issuance of common stock          70             -            -             -           70

Deductions
   Repurchase of common stock      (857)            -     (106,287)            -     (107,144)

   Net loss                           -             -            -       (95,261)     (95,261)
                                  ------        -------   ---------    ----------    ---------
Balance - September 30, 1997     $3,513        $5,000   $2,971,804   $(1,547,941)  $1,432,376
                                 =======        ======= ===========   ===========   ==========

The accompanying notes are an integral part of these financial statements.

                                     Kids Stuff, Inc.
                                Statement of Cash Flows
                                                                (UNAUDITED)
                                                        Nine Months Ended September 30,
                                                             1997          1996
Cash Flows From Operating Activities:
Net (loss)                                              $   (95,261)      $(345,589)
Adjustments to reconcile net (loss) to net
   cash provided by operating activities:
      Depreciation and amortization                          34,884          92,776
      (Increase) in accounts receivable                    (172,089)        (77,841)
      (Increase) decrease in inventories                   (221,495)        165,341
      Decrease (increase) in deferred catalog expense        21,099        (319,902)
      Decrease in prepaid expenses                           52,311               0
      Increase in accounts payable, customer advances
          and other                                          71,309         298,700
                                                           --------        ---------
Net cash (used) by operating activities                    (309,242)       (186,515)

Cash Flows From Investing Activities:
Investment in property and equipment                       (110,281)        (33,433)
Acquisition of Natural Baby Catalog                      (1,494,965)              0
Prepaid amounts for acquisition of
  Natural Baby Catalog Business                                   0         (23,799)
                                                         ----------         --------
Net cash (used) by investing activities                  (1,605,246)        (57,232)

Cash Flows From Financing Activities:
(Decrease) increase in due to affiliates                   (137,070)         16,911
(Increase) in due from affiliates                          (254,150)              0
Sale of common stock, net                                 2,513,071               0
Sale of preferred stock                                       5,000               0
Repurchase of Rule 504 common stock                        (107,144)              0
Payments on long-term debt - related parties               (266,858)              0
Borrowings on line of credit                                      0         220,000
                                                          ---------         -------
Net cash provided by financing activities                 1,752,849         236,911

Net (Decrease) in Cash                                     (161,639)         (6,836)
Cash - Beginning                                            248,648          35,719
                                                          ---------         -------
Cash - Ending                                           $    87,009       $  28,883
                                                          =========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash Paid for Interest                            $    87,037       $  33,132

For information on non-cash financing activities, see Note 3.


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

Note 2  Amortization of Goodwill and Customer List.

The Company is using the straight line method of amortizing both Goodwill and Customer Lists acquired in the purchase of the Natural Baby Catalog. Goodwill is being amortized using a twenty year period, and the Customer List is amortized using a seven year life. As of September 30, 1997, accumulated amortization was $4,147 and $12,024 for the Customer List and Goodwill, respectively.

Note 3  Interest Expense

Interest expense for the year 1996 was $56,. Interest expense for the nine months ended September 30, 1997 and 1996 was $92,697 and $33,132, respectively.

Note 4  Basis of Presentation

The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1997, results of operations for the three months and nine months ended September 30, 1997, and cash flows for the nine months ended September 30, 1997 and 1996.

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Note 5.  Recent Sale of Unregistered Securities

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

Commencing October, 1996, the Company sold an aggregate of 1,300,000 shares of Common Stock to eight private investors for the aggregate purchase price of $162,500. In June 1997, the Company repurchased an aggregate of 857,144 of

Note 5.  Recent Sale of Unregistered Securities (continued)

those shares from five of those investors, who were customers of one of the underwriters of the Company's pending public offering, at a repurchase price of $.125 per share. This repurchase was required by the National Association of Securities Dealers as a condition to approving the compensation to be received by the Underwriters in connection with the public offering. The Company's repurchase payment was evidenced by five promissory notes issued by it in the aggregate amount of $107,143. The notes were payable on the earlier of the closing of the Company's public offering or on July 31, 1997. The notes had borne interest at a rate of 8% per annum commencing the date that the investor initially subscribed for his Rule 504 Shares. The Company paid these notes along with accrued interest on June 25, 1997.

In October, 1996, the Company borrowed an aggregate of $200,000 (bridge loan) from three private investors, $75,000 of which is convertible upon its terms into 1,500,000 Class A Warrants upon the effective date of the registration statement described in
Note 6.

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

Note 6.  Public Offering

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

The public offering was declared effective by the Securities and Exchange Commission on June 26, 1997, and the offering was fully subscribed and closed on July 2, 1997. The gross proceeds of the offering were $3,600,000.

Note 7.  Acquisition of the Natural Baby Catalog

On July 2, 1997, the Company completed its acquisition of The Natural Baby Catalog ("Baby Co."). The Company paid a cash payment of $1,225,000 to the seller; a cash payment in the amount of $219,831 in payment of a note owed by Baby Co. in the principal amount of $197,603 together with accrued interest in the amount of $22,228 through July 2, 1997; and a cash payment of $50,134 to Cores States Bank to pay off Baby Co's line of credit in the principal amount of $50,000 plus interest of $134; the assumption by the Company of Baby Co.'s accounts payable incurred in the ordinary course of business which is approximately $266,287 as of June 30, 1997; assumption of Baby Co.'s remaining lease obligations in the approximate amount of $24,000 as of June 30, 1997; a convertible promissory note issued by the Company to Baby Co. in the amount of $250,000 (Convertible


                           KIDS STUFF, INC.

                  NOTES TO FINANCIAL STATEMENTS (Continued)

Note 7.  Acquisition of the Natural Baby Catalog (continued)

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

The amount of the Excess Profit Note shall be equal to the pre-tax profits of Baby Co. in excess of $300,000 from the date of the completion of the acquisition through December 31, 1997 (the "Excess Profit Period"). The pre-tax profits of Baby Co. will be determined by the amount of its merchandise sales (net of returns and allowances) during the Excess Profit Period, multiplied by the percentage equal to the pre-tax profits of Baby Co. for the twelve months preceding the acquisition closing date divided by the amount of Baby Co.'s merchandise sales (net of returns and allowances) during that twelve month period. The principal amount of the Excess Profit Note shall be payable over four equal, annual installments, together with interest at 8% per annum, commencing April 14, 1998. Management has not yet determined the amount of this note.

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

The purchase price is based upon Baby Co.'s tangible net worth at December 31, 1995, and is subject to adjustment in the event that Baby Co.'s tangible net worth at closing is higher or lower than at year end 1995. Any adjustment in the purchase price will be made as an adjustment to the Convertible Note. As of October 10,1997, the Company and the sellers of the Natural Baby Catalog have not agreed on an actual adjustment amount. The terms of the purchase agreement call for an arbitration process if both parties can not agree on an acceptable adjustment amount. Management has not determined an estimated adjustment amount, and has not determined if arbitration will be necessary.

The table below summarizes the assets and liabilities relating to the purchase of the Natural Baby catalog.


Receivables                     $29,297
Inventories                     459,775
Deferred catalog costs          185,587
Other                             3,544
Customer list                   505,000
Goodwill                      1,023,379
Accounts payable                           $  270,564
Accrued expenses                               25,647
                                              -------
   Sub-total                  2,206,582       296,211
                              ---------       -------
Net assets purchased                       $1,910,371
                                            ==========
Cash and prepaid expenses paid             $1,365,706
Loans paid                                    294,665
Note payable                                  250,000
Total payments                             $1,910,371
                                            ==========


                           KIDS STUFF, INC.

            NOTES TO FINANCIAL STATEMENTS (Continued)

Unaudited pro forma combined results of Kids Stuff, Inc. and Natural Baby Co., as if the acquisition had taken place at the beginning of 1996, for the nine months ended September 30, 1997 and 1996 are as follows:

                     Nine Months Ended September 30,
                           1997           1996

Total Revenues          $9,544,954     $9,162,140
Net Income (loss)          142,097       (112,126)
Earnings (loss) Per Share     $.04          $(.03)

Note 8. Long-Term Debt - Related Parties

A. Long-term debt - related parties consisted of the following at September 30, 1997 (unaudited).

Note Payable - Duncan Hill Company, Ltd. (parent
company), unsecured and payable in four annual
principal payments plus interest at 8.0%, matures
June 2000.  The first installment was for $66,858
(paid on July 2, 1997), and the three
remaining installments are for $100,000.              $ 300,000

Convertible Note Payable   Seller of the Natural
Baby Catalog, payable in five annual installments
commencing June 2001, interest payable annually
at 8% commencing June 1998. Convertible into
common stock at holders election at $5.00 per share.
This note is subject to adjustment as noted above
in Note 5.                                              250,000
                                                        -------
                                                        550,000
                  Less current portion                  100,000
                                                        -------
                                                      $ 450,000
                                                        =======
B. Payments on long term.

The following principal payments on long term debt were made during 1997 from proceeds of the public offering:

Note Payable - Duncan Hill Co., Ltd. (parent company),
first of four annual installments.                      $66,858

Notes Payable - Former Rule 504 Shareholders            107,144

Notes Payable - Bridge Lenders                          200,000
                                                        -------
                                                       $374,002
                                                        =======
                            KIDS STUFF, INC.
             NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9  Recently Issued Accounting Pronouncements

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

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which is effective for fiscal years ending after December 15, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Management believes earnings per share computed in accordance with SFAS 128 will not be materially different than earnings per share as currently reported.


Item 2.  Management's Discussion and Analysis

The following information should be read in conjunction with the unaudited financial statements included herein. See Item 1.

RESULTS OF OPERATIONS

Three months ended September 30, 1997, compared to three months ended September 30, 1996

Total net sales for the three months ended September 30, 1997 increased $1,463,765, or 89.6%, to $3,096,797, compared with
$1,633,032 for the three months ended September 30, 1996. Net sales include sales from merchandise, Jeannie's Kids Club memberships, shipping and handling charges, and mailing list rentals. This increase is mainly attributable to the acquisition of Natural Baby Catalog on July 2, 1997, and the resulting net sales of $1,530,111 for the three months ended September 30, 1997. The net sales of the Perfectly Safe Catalog increased from $678,994 for the quarter ended September 30, 1996 to $1,032,364 for the quarter ended September 30, 1997. This increase is attributable to a 19.7% increase in catalog circulation from 469,950 catalogs mailed to 562,679 catalogs mailed in the third quarters of 1996 and 1997, respectively, and also to an increase in net revenue per book mailed of 27%, from $1.44 per book in the third quarter of 1996 to $1.83 per book in the same quarter of 1997. This increase was offset by a decrease in net sales of Jeannie's Kids Club, which decreased from $954,038 to $534,322 for the three months ended September 30, 1996 and 1997, respectively. The circulation of Jeannie's Kids Club was reduced from 691,519 to 332,966 for the three months ended September 30, 1996 and 1997, respectively.

Cost of sales, as a percentage of net sales, increased 2.5% from 56.7% for the three months ended September 30, 1996 to 59.2% for the three months ended September 30, 1997. The largest factor was the increase in merchandise costs, which increased 1.7% as a percentage of net sales, from 39.1% to 40.8% for the three months ended September 30, 1996 and 1997, respectively.

Selling expenses, which consists of advertising and other marketing related expenses, decreased as a percentage of net sales 3.8%, from 31.6% to 27.8% of net sales for the three month periods ended September 30, 1996 and 1997, respectively. This decrease is due to the Perfectly Safe net revenue per catalog increasing from $1.44 to $1.83 for the three month periods ended September 30, 1996 and 1997, respectively, Jeannie's Kids Club net revenue per catalog increasing from $1.38 to $1.60, for the same periods, and the addition of Natural Baby Catalog.

General and administrative expenses were $304,434, or 9.8% of net sales, for the three months ended September 30, 1997, and $211,208, or 12.9% of net sales, for the same period of 1996. This dollar increase is attributable to increased legal, accounting and consulting fees relating to the Company becoming public, and expenses for the relocation of the Natural Baby Catalog operations from Trenton, NJ to the Company's Canton, OH facility. The Company believes that its general and administrative functions will become more efficient and cost effective once integration of the Natural Baby Catalog operations and the learning curve relating to the new product line is complete, which the Company believes can be accomplished with significantly less than proportionate increases in general and administrative expenses. General and administrative expenses for the six months ended June 30, 1996 were incurred by the Company's parent, Duncan Hill, and allocated to the Company consistent with past practices, under which Duncan Hill allocated its general and administrative expenses to its operating subsidiaries on a pro rata basis determined by the percentage of total assets of the various operating subsidiaries, exclusive of the assets of Duncan Hill. For the first six months of 1996, the Company's allocation was 69% of Duncan Hill's total general and administrative expenses. Effective June 30, 1996, the Company began to handle certain of its own administrative functions, directly. Effective January 1, 1997, the Company began handling administrative functions for E. A. Carey of Ohio, Inc., a subsidiary of the Company's parent, Duncan Hill. General and administrative expenses incurred by the Company are allocated to
E. A. Carey, on a pro rata basis determined by the percentage of total assets of the E. A. Carey and the operating divisions of Kids Stuff, Inc. For the six months ended June 30, 1997, E. A Carey's allocation was 33% of the Company's total general and administrative expenses. For the three months ended September 30, 1997, E. A. Carey's allocation was 20% of the Company's total general and administrative expenses, due to the acquisition of Natural Baby.

Net income for the three months ended September 30, 1997 was $30,518, or 1.0% of net sales, compared to a net loss of $30,877, or 1.9% of net sales for the same period of 1996. The Company attributes this increase to the increase in revenues, the acquisition of the Natural Baby Catalog, and decreased selling expenses as a percentage of net sales.


Nine months ended September 30, 1997, compared to nine months ended September 30, 1996

Total net sales for the nine months ended September 30, 1997 increased $1,789,729, or 37.2%, to $6,606,678, compared with
$4,816,949 for the nine months ended September 30, 1996. Net sales include sales from merchandise, Jeannie's Kids Club memberships, shipping and handling charges, and mailing list rentals. This increase is mainly attributable to the acquisition of Natural Baby Catalog on July 2, 1997, and the resulting net sales of $1,530,111 for the three months ended September 30, 1997. The net sales of the Perfectly Safe Catalog increased from $2,015,176 for the nine months ended September 30, 1996 to $2,844,903 for the nine months ended September 30, 1997. This increase is attributable largely to a 32.4% increase in catalog circulation from 1,142,574 to 1,512,539 catalogs mailed in the first nine months of 1996 and 1997, respectively, and also to the increase of 6.8% in net revenue per book. Net revenue per book increased from $1.76 to $1.88 for the nine months ended September 1996 and 1997, respectively. This increase was partially offset by a decrease in net sales of Jeannie's Kids Club, which decreased $570,110 from $2,801,774 to $2,231,664 for the nine months ended September 30, 1996 and 1997, respectively.

The Company's total catalog circulation increased to 3,306,685 for the nine months ended September 30, 1997 from 3,047,479 for the same period of 1996. Natural Baby accounted for 687,646 of this increase. While the Perfectly Safe Catalog circulation was increased, as noted above, circulation of Jeannie's Kids Club decreased from 1,904,905 catalogs in the first nine months of 1996 to 1,106,500 catalogs in the first half of 1997. This decrease is a result of management's testing of new rental mail lists in the first quarter of 1997 that did not produce any profitable new lists. Management has decided to temporarily reduce the circulation of Jeannie's Kids Club Catalog until new profitable rental lists can be acquired. This has increased Jeannie's Kids Club net revenue per book from $1.47 to $2.02 for the nine months ended September 30, 1996 and 1997, respectively.

Cost of sales, as a percentage of net sales, decreased 4.7% from 63.0% for the nine months ended September 30, 1996 to 58.3% for the nine months ended September 30, 1997. The largest factor was the decrease in merchandise costs, which decreased 3.8% as a percentage of net sales, from 43.7% to 39.9% for the nine months ended September 30, 1996 and 1997, respectively. Merchandise costs decreased as a result of the shift in catalog sales from Jeannie's Kids Club to the Perfectly Safe Catalog and the addition of Natural Baby Catalog. Jeannie's Kids Club sales have higher merchandise costs as a percentage of sales because of the discounts offered to members, which range from 30 - 60% off regular catalog prices. For the nine months ended September 30, 1997, Perfectly Safe Catalog net sales were 43.1% of the total net sales, while Kids Club net sales were 33.8% of total net sales and Natural Baby Catalog sales were 23.1% of total net sales, compared to 41.8% for Perfectly Safe and 58.2% for Kids Club of the total net sales for the same period in 1996.

Selling expenses, which consists of advertising and other marketing related expenses, decreased as a percentage of net sales 1.0%, from 32.3% to 31.3% of net sales for the nine month periods ended September 30, 1996 and 1997, respectively. This decrease is attributable to the higher net revenue per book mentioned above.

General and administrative expenses were $686,954, or 10.4% of net sales, for the nine months ended September 30, 1997, and $537,513, or 11.2% of net sales, for the same period of 1996. This increase is attributable to increased wages due to additional staffing, and increased professional and consulting fees relating to the Company becoming a public company and its acquisition of the Natural Baby Catalog. The Company believes that its general and administrative functions will become more efficient and cost effective once integration of the Natural Baby Catalog operations and the learning curve relating to the new product line is complete, which the Company believes can be accomplished with significantly less than proportionate increases in general and administrative expenses. General and administrative expenses for the six months ended June 30, 1996 were incurred by the Company's parent, Duncan Hill, and allocated to the Company consistent with past practices, under which Duncan Hill allocated its general and administrative expenses to its operating subsidiaries on a pro rata basis determined by the percentage of total assets of the various operating subsidiaries, exclusive of the assets of Duncan Hill. For the first six months of 1996, the Company's allocation was 69% of Duncan Hill's total general and administrative expenses. Effective June 30, 1996, the Company began to handle certain of its own administrative functions, directly. Effective January 1, 1997, the Company began handling certain administrative functions for E. A. Carey of Ohio, Inc., a subsidiary of the Company's parent, Duncan Hill. General and administrative expenses incurred by the Company are allocated to E. A. Carey, on a pro rata basis determined by the percentage of total assets of the E. A. Carey and the operating divisions of Kids Stuff, Inc. For the six months ended June 30, 1997, E. A Carey's allocation was 33% of the Company's total general and administrative expenses. For the three months ended September 30, 1997, E. A. Carey's allocation was 20% of the Company's total general and administrative expenses, due to the acquisition of Natural Baby.

Net losses for the nine months ended September 30, 1997 were $95,261, or 1.4% of net sales, compared to net losses of $345,589, or 7.2% of net sales for the same period of 1996. The Company attributes this increase to the increase in revenues, decreased cost of sales and decreased selling expenses.


Liquidity and Capital Resources

At September 30, 1997, the Company had a deficit in retained earnings of $1,547,941, compared with a deficit of $1,452,680 at December 31, 1996. This resulted from a net loss of $95,261 for the nine months ended September 30, 1997 and $521,640 for the 1996 fiscal year.

For the nine months ended September 30, 1997, the impact of the operating loss on the Company's cash position was offset by changes in working capital which effected operating activities. The operating activities consumed $393,584 in cash through increases in accounts receivable and inventories, but provided $144,719 in cash through a decrease in prepaid expense and deferred catalog expense, and an increase in accounts payable, customer advances and other. The net effect of these changes and non cash charges of $34,884 relating to depreciation and amortization was to increase the Company's net loss by $213,981, so that net cash used by operating activities was $309,242.

For the nine months ended September 30, 1997, the Company's financing activities provided $1,752,849 in cash, with $2,513,070 from the sale of common stock and $5,000 from the sale of preferred stock, while using $391,220 from changes in current obligations to/from affiliates, and $374,001 from the repayment of debt, $66,858 which was paid to a related party.

For the nine months ended September 30, 1997, the combined effect of net cash used by operating activities of $309,242, net cash provided by financing activities of $1,752,849, and investments in fixed assets and the acquisition of the Natural Baby Catalog totaling $1,605,246, decreased cash from $248,648 to $87,009 at September 30, 1997.

The Company's $800,000 bank line of credit had a balance of $650,000 at September 30, 1997. The line of credit is for an open term, payable on demand. The facility is secured by the assets of the Company, as well as the assets of Duncan Hill and another Duncan subsidiary, E. A. Carey of Ohio, Inc. The repayment of the facility is guaranteed by the Company's CEO, William Miller. Interest is charged at the rate of 1% over prime. It is the policy of the bank to review the credit facility annually, commencing June 30, 1997, and to require that the Company maintain a zero balance on the credit line for a period of thirty consecutive days sometime during the course of each year. The bank has agreed to waive the "zero balance" required for the 1997 loan year ended June 30, 1997, because the Company's current cash flow would not allow it to comply before then. The Company is currently negotiating the renewal of its current line of credit with the bank for the 1998 loan year.

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

In order to finance its most recent operations, the Company entered into certain private financing agreements commencing in October, 1996. In that regard, the Company issued 8% promissory notes in the amount of $125,000 to be repaid with a portion of the proceeds from its public offering, 8% promissory notes in the amount of $75,000, convertible upon the date of the Prospectus into Warrants to purchase 1,500,000 shares of Common Stock (the "8% Convertible Notes") and 1,300,000 shares of the Company's Common Stock for $162,500. Subsequently, the holders of the 8% Convertible Notes, at the request of the Representative (the Underwriter), agreed to accept a cash payment at the closing of the public offering in the face amount of $75,000, plus accrued interest at 8% per annum, in lieu of the conversion of their notes into 1,500,000 Warrants. Also, in June 1997, the Company repurchased 857,144 shares of the Common Stock previously issued in the private financings at a repurchase price of $.125 per share, payable upon the earlier of the closing of the public offering or on July 31, 1997. See "Notes To Financial Statements
Note 5. Recent Sale Of Unregistered Securities." Item 1. On July 2, 1997, the Company repaid the 8% promissory notes in the principal amount of $125,000, plus accrued interest, the 8% Convertible Notes in the principal amount of $75,000, plus accrued interest, and the payment of notes in the principal amount of $107,143, plus accrued interest for the repurchase of the 857,144 shares of Common Stock of the Company mentioned above, out of the proceeds of its public offering:

The Company filed a registration statement in January, 1997 as amended, relating to the offering by the Company of 300,000 units at an offering price of $12 per unit, each unit consisting of two shares of common stock, $.001 par value, and eight Class A Warrants. The public offering was declared effective by the SEC on June 26, 1997, and the proceeds were distributed to the Company on July 2, 1997. See "Notes To Financial Statements - Note 6. Public Offering."

On July 2, 1997, the Company completed its acquisition of The Natural Baby Catalog ("Baby Co."). The Company paid a cash payment of $1,225,000 to the seller; a cash payment in the amount of $219,831 in payment of a note owed by Baby Co. in the principal amount of $197,603 together with accrued interest in the amount of $22,228 through July 2, 1997; and a cash payment of $50,134 to Core States Bank to pay off Baby Co's line of credit in the principal amount of $50,000 plus interest of $134; the assumption by the Company of Baby Co.'s accounts payable incurred in the ordinary course of business which is approximately $266,287 as of June 30, 1997; assumption of Baby Co.'s remaining lease obligations in the approximate amount of $24,000 as of June 30, 1997; a convertible promissory note issued by the Company to Baby Co. in the amount of $250,000 (Convertible Note); a second promissory note in an amount which reflects the pre-tax profits of Baby Co. in excess of $300,000 from the date of completion of the acquisition through December 31, 1997 (the "Excess Profit Note") as more fully discussed in "Notes To Financial Statements - Note
7. Acquisition of The Natural Baby Catalog" Item 1. 70,000 shares of the unregistered Common Stock of the Company to be issued to Baby Co. which will be subject to a two year lock-up from the date of the Prospectus; and, the agreement on the part of the Company's Chief Executive Officer, William Miller, to guarantee the payments to be made by the Company under the convertible note on the first and second anniversary dates.

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

Selected financial information relating to Natural Baby Catalog for the six months ended June 30, 1997 and 1996 are as follows:


                   Six months ended June 30,
                      1997        1996
Total revenues     $2,938,276   $2,735,506
Net income            248,738       11,368
Total assets         $760,065     $798,384

On a pro forma basis, assuming the Company had acquired Natural Baby Catalog at the beginning of fiscal year 1996, the combined operations would have resulted in combined net sales of $9,544,954, net income of $142,097, and net income per share of common stock of $.04, for the nine months ended September 30, 1997 and combined net sales of $9,162,140, net loss of $112,126, and net loss per share of common stock of $.03, for the nine months ended September 30, 1996.

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

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which is effective for fiscal years ending after December 15, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. Management believes earnings per share computed in accordance with SFAS 128 will not be materially different than earnings per share as currently reported.

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


                 PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits filed as part of this report:

     27.  Financial Data Schedule

(b) No report on Form 8-K was filed during the third quarter of 1997.

                      SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   KIDS STUFF, INC.


Date:  November 12, 1997          /s/ William Miller
                                  William Miller, CEO

Date:  November 12, 1997          /s/ Christopher Weber
                                  Christopher Weber, Controller

Mr. Miller has executed this quarterly report on Form 10-QSB both on behalf of the Registrant and in his capacity as its chief executive officer.

Mr. Weber has executed this quarterly report on Form 10-QSB both on behalf of the Registrant and in his capacity as its principal accounting officer.