Form 10KSB
period 1997-12-31
KIDS STUFF INC
filed 1998-04-01
CIK 1027992

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


     /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                   For the fiscal year ended December 31 1997

                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


               For the transition period from ________ to ________


Commission File Number:  000-29334
--------------------------------------

                                KIDS STUFF, INC.
           ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                       34-1843520
-------------------------------                   -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                        (Identification No.)

4450 Belden Village Street, N.W.
Suite 406
Canton, Ohio                                                   44718
----------------------------------------                 ------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number,
including area code:                                       (330) 492-8090
                                                         ------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value and Class A Common Stock Purchase Warrants

-------------------------------------------------------------------------------
                                (Title of Class)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  x . No   .
                                              ---     ---

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB / /.

     As of March 20, 1998 at 4:00 P.M., the aggregate market value of the voting stock held by non-affiliates, approximately 1,148,000 shares of Common Stock, $.001 par value, was approximately $5,596,500 based on the last sale price of $4.875 for one share of Common Stock on such date. The number of shares issued and outstanding of the Registrant's Common Stock, as of March 20, 1998 was 3,512,856.

Item 1.           Description of Business

THE COMPANY

         Kids Stuff, Inc. (the "Company") is a specialty direct marketer which publishes two catalogs with an emphasis on children's hardgood products (i.e., products not primarily made from fabrics) from prenatal to age three. The Company believes that its first catalog, "Perfectly Safe, The Catalog For Parents Who Care," is the nation's only catalog devoted to child safety, child-proofing the home and safety-related products for the family. The Company has published Perfectly Safe since 1990, and has circulated over 20 million catalogs and helped to childproof over 350,000 homes to date. In 1995, the Company introduced its second catalog, "Jeannie's Kids Club," to broaden its market and to introduce a new direct marketing concept in children's products. Jeannie's Kids Club offers parents of young children who become members the opportunity of saving up to 60% compared to the price charged for the same products in other popular children's catalogs. The current annual membership fee is $18.00 per year.

         In July 1997, the Company acquired The Natural Baby Catalog from The Natural Baby Company, Inc. ("Baby Co.") which specializes in children's products made from natural fiber from prenatal to age three, and consolidated its operations with those of the Company.

HISTORY OF DUNCAN HILL

         The Company's parent, Duncan Hill, Inc. ("Duncan Hill"), was organized under Ohio law in 1977 for the purpose of developing and marketing a designer line of smoking pipes, tobacco and accessories. Duncan Hill is a publicly-held corporation controlled (approximately 68%) by William L. Miller, the Company's Chief Executive Officer ("W. Miller") and Jeanne E. Miller, President of the Company ("J. Miller"). In 1980, a Duncan Hill subsidiary, Highland Pipe Company, acquired the pipe manufacturing business of the Monarch Pipe Co., of Bristow, Oklahoma ("Monarch"). In 1984, the business of E.A. Carey Co. of Chicago, the dominant mail order supplier of smoking products, was purchased by Duncan Hill through its subsidiary, E.A. Carey of Ohio, Inc. ("Carey"). Subsequently Carey acquired Monarch from Duncan Hill. In December 1997, Carey reincorporated in Delaware through a merger with its then newly formed wholly-owned subsidiary, The Havana Group, Inc. ("Havana"), with Havana as the Surviving Corporation. Havana filed a Form SB-2 Registration Statement (File No. 333-45863) to complete an initial public offering of its securities. All references to Havana include the operations of its predecessor, Carey and its subsidiary, Monarch.

         Perfectly Safe, Inc. ("Perfectly Safe") was formed by Duncan Hill in 1990 under Ohio law for the purpose of publishing The Perfectly Safe Catalog, which was acquired from J. Miller in January 1990. J. Miller purchased the Perfectly Safe Catalog in 1988 from the catalog's creator. In July, 1995, Perfectly Safe began to publish its second catalog, Jeannie's Kids Club.

         Prior to January 1, 1997, all fulfillment and administrative services of Perfectly Safe were performed and paid for by Duncan Hill which also provided similar services to its subsidiary, Havana. Fulfillment services included order taking, order processing, customer service, warehouse packing and delivery, telephone contracts and shipping contracts. Fulfillment services were charged to Perfectly Safe and Havana based on the actual cost. Administrative services included wages and salaries of officers, accounting, purchasing, executive and creative/marketing personnel. It also included all leases, contracts, equipment rentals and purchases, audit, legal, data processing, insurance and building rent and maintenance. The administrative costs were allocated by Duncan Hill to Perfectly Safe and Havana based upon the percentage of assets of each operating subsidiary to the total assets of all operating subsidiaries.

THE REORGANIZATION

         Effective June 30, 1996, the Company succeeded to the catalog business of Jeannie's Kids Club and Perfectly Safe as a result of a reorganization in which the Company acquired from Duncan Hill the assets and liabilities of Perfectly Safe, which was dissolved. The Company was incorporated by Duncan Hill under Delaware law on July 26, 1996 and had no operations prior to the reorganization.

         Effective June 30, 1996, the Company also acquired from Duncan Hill the assets used by Duncan Hill to perform the telemarketing, order fulfillment, data processing and administrative functions, so that the Company could perform those functions itself. The Company then entered into a six-month transition period ended December 31, 1996 in which telemarketing, data processing, order fulfillment, and administrative functions were transferred from Duncan Hill to the Company in a manner consistent with the operational requirements of the various subsidiaries of Duncan Hill. During this period certain costs were allocated by Duncan Hill to the Company, and in return, certain costs were allocated by the Company to Duncan Hill and its other subsidiaries, depending upon the transition status of the cost area involved. In either case, the costs were allocated pro rata in a manner consistent with Duncan Hill's practices in existence prior to June 30, 1996.

         The purchase price of Perfectly Safe and the aforementioned Duncan Hill assets acquired by the Company was $2,613,404, payable as follows: The Company issued to Duncan Hill a Promissory Note in the principal amount of $366,858 payable in four annual installments commencing June 30, 1997, and bearing interest at the rate of 8% per annum. The principal amount of the first installment was $66,858 (which has been paid) and is $100,000 for each ensuing installment. In addition, the Company issued to Duncan Hill 2,400,000 shares of the Company's Common Stock valued at $.125 per share and 5,000,000 shares of the Company's Series A Preferred Stock valued at $.001 per share. Further, the Company agreed to assume all of the liabilities of Perfectly Safe as of June 30, 1996 in the amount of $1,291,546, as well as Duncan Hill's outstanding obligations as of June 30, 1996 under its credit facility in the amount of $650,000. Almost all of the borrowings under the credit facility were used to support the Company's operations.

SERVICES PROVIDED TO HAVANA

         Since 1997, the Company has provided administrative and fulfillment services to Havana. During 1997, all fulfillment services were contracted and paid by the Company and charged to Havana based on the actual cost. All administrative costs were allocated between the Company and Havana based upon the percentage of assets for each respective operating company to the total assets of both operating companies with 33% charged to Havana for the period January 1, 1997 through June 30, 1997 and 21% charged to Havana for the period July 1, 1997 through December 31, 1997. Duncan Hill incurred certain other costs, including legal and outside accounting/auditing expenses, which were allocated by Duncan Hill to the Company and Havana based on the same method and percentages as described above.

         Effective January 1, 1998, Havana entered into an agreement with the Company whereby the Company will provide administrative functions to Havana at an annual cost of $206,100 consisting of: $34,000 for accounting and payroll services, $51,600 for administration and human resource management, $34,900 for data processing, $32,200 for office equipment and facilities use, $38,100 for merchandising and marketing services and $15,300 for purchasing services. The Company will also provide fulfillment services to Havana at a cost of $2.40 per order processed. The Company calculated these fees based on actual 1997 costs. Management believes these fees would represent actual costs should Havana undertake to provide these services itself. Havana is also obligated to pay the Company an amount equal to 5% of Havana's 1998 pre-tax profits as additional consideration for the Company providing administrative and fulfillment services to Havana. See "Certain Transactions."

ACQUISITION OF THE NATURAL BABY CATALOG

         In July 1997, the Company acquired the net assets and operations of The Natural Baby Catalog from Baby Co., a mail order retailer of children's clothing and toys. This acquisition was funded with the net proceeds of the Company's initial public offering ("IPO") and has been accounted for as a purchase. The aggregate purchase price consists of the following:



    Cash                                                       $1,444,831
    Acquisition costs                                             276,998
    Issuance of 70,000 Kids Stuff unregistered
       common shares to the former owners of
       Baby Co.                                                   245,000
    Note Payable                                                  100,000
                                                               ----------
                               Total purchase price            $2,066,829
                                                               ----------
                                                               ----------

See "Item 12 and Notes to Financial Statements." All references to the Company include the operations acquired by it from Perfectly Safe, Duncan Hill and Baby Co. unless the context indicates otherwise.

Company's Operations

         The Company is a specialty direct marketer which publishes two catalogs with an emphasis on children's hardgood products (i.e., products not primarily made from fabrics) from prenatal to age three. Based upon a review of the catalog trade publication called "SRDS Direct Marketing List Service," the Company believes that its first catalog, "Perfectly Safe, The Catalog For Parents Who Care," is the nation's only catalog devoted to child safety, child-proofing the home, and safety-related products for the family. Since 1990, the Company has published over 20 million Perfectly Safe catalogs and helped childproof over 350,000 homes.

         During July, 1995 the Company introduced "Jeannie's Kids Club" catalog to broaden its market through a new direct marketing concept in children's products. Jeannie's Kids Club offers parents who become club members the opportunity of saving up to 60% compared with the same products in other popular children's catalogs. The current annual membership fee is $18.00.

         In July 1997, the Company acquired from Baby Co. its third catalog, The Natural Baby Catalog, which specializes in products made of natural fiber for children from prenatal to age three. The Natural Baby Catalog carries both hardgood products and softgood products (i.e., products primarily made from fabrics). With the recent addition of The Natural Baby Catalog, the Company believes that it is one of the leading direct marketers of quality children's products from prenatal to age three.

         In July 1997, the Company consolidated the operations of The Natural Baby Catalog with the operations of the Company. As a result, savings are expected in direct labor expenses of approximately $200,000 and in general and administrative expenses of approximately $450,000. Assuming the acquisition took place January 1, 1997, the pro forma combined revenues of the Company and The Natural Baby Catalog were $13,954,877 and $13,090,210 for the years ended December 31, 1997 and December 31, 1996, respectively.

MARKET

         The Company's market for children's goods is affected by the historical rise of births as well as women in the work force, which has risen to 48% of all households today compared with 27% in 1960. Current estimates indicate that a family earning $45,000 today will spend $7,610 or 17% of their income on their baby during the first year of its life. The Company believes that a birth rate of 3.8 million births per year and the high percentage of women in the work force will place a continued emphasis on the convenience and value of shopping by catalog.

         The Company is aware of 16 other children's hardgood catalogs. The Company estimates each of those catalogs have a revenue base of less than $10 million per year. Because of increasing overhead requirements, the Company believes that it will become more difficult for a consumer catalog business with revenues of less than $10 million to operate profitably and should result in a consolidation of some of these businesses in the future.

STRATEGIES

     The Company believes that its expertise in the marketing and merchandising of children's products and its recent acquisition of The Natural Baby catalog provides the basis for future growth by the use of the following strategies:

     CONSOLIDATION OF THE NATURAL BABY'S CATALOG INTO THE OPERATIONS OF THE COMPANY. In 1997, the Company consolidated the warehouse, telemarketing, data processing and administrative functions of The Natural Baby Catalog into the operations of the Company.

     EXPAND THE MEMBERSHIP OF JEANNIE'S KIDS CLUB. Because Jeannie's Kids Club offers popular children's products for up to 60% less than other children's catalogs, the Company believes that there is a substantial market for this type of home shopping service and an opportunity to substantially increase the membership of Jeannie's Kids Club, which went from inception in July 1995 to over 39,000 ;current members. Although there are costs associated with acquiring the initial $18 membership fee, the $18 annual renewal of such membership is approximately 90% profit to the Company. Under the terms of the Jeannie's Kids Club membership, renewals are automatically billed to a member's credit card prior to the expiration of the membership. The Company intends to embark upon vigorous marketing efforts to expand Jeannie's Kids Club membership. See "BUSINESS-Marketing."

     MAINTAIN THE GROWTH OF THE NATURAL BABY CATALOG. Revenues of The Natural Baby Catalog have increased from $1.7 million in 1992 to $6.7 million in 1997. The Company is satisfied with the performance of The Natural Baby Catalog and will endeavor to maintain continuity in the merchandising and marketing of this catalog.

     CUSTOMER ACQUISITION PROGRAMS. Historically, the Company has relied upon catalog circulation as the sole method to acquire new customers. Due to the relatively short life of the acquired customer (prenatal to age three) and the increasing costs of catalog mailings, the Company intends to test and develop new methods of new customer acquisition. See "BUSINESS-Marketing." The Company believes that its future growth and profitability will be largely dependent upon the Company's ability to develop alternative customer acquisition programs.

     RECENTLY REPLACED OUTDATED DATA PROCESSING SYSTEM. During 1997, the Company replaced its computer hardware at an annual lease cost of $26,000. The Company expects this upgrade to improve the efficiencies of its operations. The Company intends to periodically review software upgrade or replacement anticipated to cost approximately $25,000 annually, on a leased basis, but does not expect to replace or upgrade the software until future periods.


     CATALOG ACQUISITIONS. The Company believes that, because of the cost driven pressures to consolidate, there may be opportunities to acquire other children's niche catalogs. The Company, however, has no short term plans to make any further acquisitions and no assurances can be given that any acquisitions will be successfully completed in the future.

     STABILIZE THE PERFORMANCE OF PERFECTLY SAFE. In the past, many of the safety products carried by the Perfectly Safe Catalog were generally hard to find and were not well stocked by retail stores. That is no longer the case. See "BUSINESS-Competition." As a consequence of this competitive impact, the inability of the Company to access certain profitable mailing lists following the Company's introduction of Jeannie's Kids Club, and the decision of the Company to devote more of its available resources to building the mailing list and membership base of Jeannie's Kids Club, the future performance of the Perfectly Safe Catalog will be highly dependent upon the Company's ability to more efficiently obtain new customers through substantially reduced catalog mailings in the immediate short term and alternative acquisition programs on a long-range basis. In addition, the Company may consider expanding the product age range by including more general home safety products, if the Company has sufficient funds to test market this concept.

MERCHANDISING

         Through its Perfectly Safe Catalog, the Company emphasizes quality and safety and provides full price merchandise tested by the Company and backed by a full satisfaction warranty. The Perfectly Safe Catalog currently consists of 48 pages containing approximately 250 products, principally hardgoods, approximately 52% of which directly relates to child safety and child proofing the home, with the balance consisting of safety tested convenience products and toys. Unlike fashion catalogs which change their mix of products offered based upon trends and seasonality, Perfectly Safe retains proven products. The merchandising function for Perfectly Safe is handled by one of the Company's founders, Jeanne E. Miller, the author of "The Perfectly Safe Home."

         During 1995, the Company used its merchandise expertise in children's products to launch its Jeannie's Kids Club Catalog. The target market selected by the Company is upper income parents who want quality, value and convenience in products for their children. Jeannie's Kids Club Catalog consists of selected popular quality hardgoods products from other children's catalogs offered at discounts of up to 60%. Jeannie's Kids Club Catalog currently consists of 48 pages containing approximately 300 products.

         The Natural Baby Catalog emphasizes alternative hard and softgood products for babies and their parents. The catalog is 80 pages and contains approximately 400 products, all of which are natural fiber, non-toxic and environmentally safe. Approximately 28% of The Natural Baby Catalog product line is exclusive or private label products.

         The ratio between hardgoods to softgoods contained in the Company's three catalogs is approximately 3:1. Exclusive of The Natural Baby Catalog, over 95% of the products contained in The Perfectly Safe and Jeannie's Kids Club Catalogs are hardgoods. The Company continually identifies and tests new product categories that are natural extensions of the core business of its catalogs. Each product and product category is measured for its revenue and profitability, with advertising costs allocated to the product based upon the number of square inches of catalog pages consumed in its presentation. Products are then rated by profitability performance with weaker products either removed or altered in their presentation. Test products are selected based upon the data contained in the analysis of similar or related products, or sales and feature benefits that the Company's merchandising team feels will appeal to the demographics of the intended catalog customer.

MARKETING

         The Company serves the children's market at an age where the child changes rapidly and many of the products become functionally obsolete within months of the date of purchase. The Company's market for its catalog is primarily from prenatal to age three. The Company maintains proprietary mailing lists of households with an average income in excess of $50,000 per year, a proven history of mail order purchases and a newborn in the house. The number of customers who purchased in 1997 was over 53,000 for Perfectly Safe, and over 33,000 member and non-member buyers for Jeannie's Kids Club. (Nonmember buyers are not entitled to purchase Jeannie's Kids Club merchandise at a discount.) The Company also rents mailing lists which meet the Company's criteria from outside sources, which consist of independent list compilers, as well as directly from other children's catalogs. The Company's present cost of renting mailing lists is $.09 per household per use. The Company believes that The Natural Baby Catalog's mailing list rentals are primarily from certain other children's catalogs based upon a proven history of recent mail order purchases.

         In order to select those households most likely to purchase, the Company uses a statistical modeling system developed in-house, called REZIP. REZIP is a compilation of zip codes derived from the zip codes of prior customers, and has a database of approximately five million names. The REZIP database is used as a filter to select specific households for catalog mailings. The Company believes that its REZIP statistical modeling system which it developed between 1990 and 1993 is outdated and needs to be replaced with state-of-the-art data bases containing various additional demographic information, which would enable the Company to more accurately predict profitable zip codes. The Company is in the process of developing that software. The Company believes that the application of a statistical modeling systems will increase the rate of percentage response and profitability of The Natural Baby Catalog.

         The Company uses a selling strategy built around two basic selling seasons: fall/winter and spring/summer. Each season requires changes of products appropriate to the time period for the life of the catalog. Catalogs are mailed on a monthly basis in approximately equal quantities, with clearance sales advertised on wrappers of selected catalog mailings. Monthly mailing quantities, however, are subject to significant variations due to changes in timing and availability of rental mailing lists. In 1997, the catalog mailings for Perfectly Safe and Jeannie's Kids Club were 2,025,375 and 1,432,716, respectively.

         The Company believes that The Natural Baby Catalog uses a selling strategy based upon three basic selling seasons: spring, summer and fall/winter. While catalogs are mailed monthly, lesser quantities are mailed monthly in the period February-June, with quantities increasing to the fall/winter season. The Natural Baby Catalog mailed approximately 1,242,000 catalogs during the second half of 1997.

         Due to a continuing increase in catalog advertising costs and the relatively short customer life, the Company believes that it can no longer afford to use catalog mailings as the sole method of customer name acquisition. Accordingly, the Company intends to pursue a balanced customer acquisition program, which will include magazine solicitations, promotional inserts, and marketing joint ventures with mass marketers of baby formula, baby food and health care, as alternative marketing methods for the acquisition of customer names. The Company has not yet entered into any agreements to commence any such new acquisitions program.

CUSTOMER SERVICE AND TELEMARKETING

         The Company derives approximately 80% of its revenue through orders placed over the telephone and emphasizes superior customer service and friendliness in its sales representatives. The Company's payment terms have been major credit cards or checks. The Company's return policy is unconditional, and provides that if a customer is not satisfied with his or her purchase for any reason, it may be returned within 30 days for a full refund or exchange. If a shipping error has occurred the Company will issue call tags to pick up merchandise shipped in error and will send a corrected shipment.

         The Company employs 35 full-time and 15 part-time customer service and telemarketing employees at January 1, 1998. During 1996 and 1997, the Company processed over 708,497 telephone orders, catalog requests and service requirements. The Company also processes orders, catalog requests and service requests for Havana. The Company charges Havana $2.40 per order processed. See "Certain Transactions."

POSSIBLE COSTS INCREASES IN POSTAGE AND PAPER

         Postal rates and paper costs affect the cost of the Company's order fulfillment and catalog and promotional mailings. The Company relies heavily on the rate structure of the United States Postal Service ("USPS") and strives for discounts for bulk mailings. Like others in the catalog industry, the Company passes along a significant portion of its shipping and handling expense, but does not pass along costs of preparing and mailing catalogs and other promotional materials. In recent years, the USPS has increased its rate for both the mailing of catalogs and packages. In January 1995, the USPS increased the postage rate paid by the Company by 14%. Although there has been no rate increase since then, there is a belief, as reflected in a recent major mail order catalog trade publication, that the USPS will raise its rates sometime in 1998. United Parcel Service has also increased its rates, with increases occurring in February of 1994, 1995, 1996 and 1997. The price of paper is dependent upon supply and demand in the marketplace. From January 1993 through December 1995, the price of paper available to the Company increased 95%, resulting in increased catalog production costs and contributing to operating loses in 1995. Although paper prices decreased in 1996, any future significant increases in postal rates or paper costs could have a material adverse effect on the Company's business, financial condition and results of operation, unless the Company is successful in developing new methods for acquiring new customers so that it need not rely upon catalog circulation as the sole method to acquire new customers.

FULFILLMENT AND DELIVERY

         The Company's fulfillment and delivery objective is to provide excellent customer service within a low cost structure. Its fulfillment operations consist of 18,000 square feet of leased facilities in North Canton, Ohio. The facility is designed to process incoming shipments on a palletized or boxed basis, and to process outgoing shipments on an individualized cost effective basis. Orders shipped are individually recorded and posted through the use of barcode scanners, so that sales records and credit card deposits are electronically posted. The Company's fulfillment center processed over 588,000 shipments in 1997 and 1996.

INVENTORY/PURCHASING

         The Company conducts its purchasing operations at its general offices in Canton, Ohio. Each catalog contains approximately 300 products or stock keeping units (SKU's). Each product is reviewed weekly through the use of computerized reports that provide detailed information regarding inventory value, unit sales, and purchasing delivery times. Products are ordered as required for "just in time" arrival into the Company's inventory.

PRODUCT SOURCING

         The Company acquires products for resale in its catalogs from numerous domestic vendors. No single source supplied more than 10% of the Company's products in 1997. The Company believes that no single source likewise supplied more than 10% of The Natural Baby Catalog products in 1997.

SEASONALITY

         Perfectly Safe's revenues are not significantly impacted by seasonal fluctuations, as compared to many other retail and catalog operations. The Perfectly Safe customer is believed to be generally the end user of the product so purchases are spread throughout the year, rather than being concentrated between October and December, as are traditional gift purchases. The Company's limited experience does not indicate that Jeannie's Kids Club's revenues are subject to significant seasonal fluctuation. The Natural Baby Catalog, however, appears to the Company to have a seasonal increase in the fourth quarter. During the year 1997, The Natural Baby Catalog sales in the fourth quarter were approximately 34% of Natural Baby's total 1997 sales.

INSTITUTIONAL CREDIT FACILITY

         Effective June 30, 1996, the Company assumed Duncan Hill's liability under Duncan Hill's $800,000 working line of credit facility provided by the United National Bank and Trust Company to the Company (the "Bank"). The Bank opened an $800,000 line of credit in the Company's name effective December 31, 1996, and simultaneously terminated Duncan Hill's line of credit. The $650,000 amount outstanding under Duncan Hill's line of credit was transferred upon termination to the line of credit opened in the Company's name. Almost the entirety of those borrowings were used to finance the Company's operations. The line of credit is for an open term, payable upon demand. The facility is secured by the assets of the Company, as well as the assets of Duncan Hill and Havana. The repayment of the facility is guaranteed by W. Miller and Havana. The amount outstanding under the facility as of March 18, 1998 is approximately $732,000. Interest is charged at the rate of 1% over prime.

         It is the policy of the Bank to review the credit facility annually, and to require that the Company maintain a zero balance on the credit line for a period of thirty consecutive days sometime during the course of each year. The Bank agreed to waive the "zero balance" required for the 1997 loan year ending June 30, 1997, because the Company's cash flow would not allow it to comply before then.

COMPETITION

     The mail order catalog industry is highly competitive. The Company's catalogs compete generally with other mail order catalogs and retail stores, including department stores, specialty stores, discount stores and mass merchants. Many general and specialty catalog competitors, as well as retail stores, have substantially greater financial, distribution and marketing resources than the Company. There are numerous general and specialty catalogs selling infants' and children's items. However, based upon type of goods offered, the Company considers its primary hardgood catalog competition, to be "The Right Start Catalog," "One Step Ahead," "Sensational Beginnings," and "Hand in Hand." "The Right Start Catalog" and "One Step Ahead" have substantially larger revenues than the

Company, even with the consolidation of the revenues of The Natural Baby Catalog since July 1997 with the revenues of the Company.

         Other mail order catalogs for children's hardgood products which the Company believes are competitors to a lesser extent are "Current Children's Products," "Troll Learn and Play," "Just for Kids," "Childcraft," "Toys to Grow On," "Hearthsong," "Constructive Playthings," "Music for Little People," "Great Kids," "The Great Kids Company," "Ultimate Baby Catalog," "San Francisco Music Box," "Stork Kit/Bundle of Joy," "Play Fair Toys," "Animal Town," "Alvin and the Chipmunks," "Livonia Catalog," "Plus and Company," "Disney Catalog," "Storybook Heirlooms," and "F.A.O. Schwartz." Many of those catalogs have substantially higher revenues than the Company.

     While competitive catalogs may offer certain items contained in the Company's catalogs, the Company believes that it is unique at the present time in having the only catalog devoted to child safety, and the only catalog of children's quality merchandise discounted on a club membership basis. The Company also believes that The Natural Baby Catalog is a leading catalog offering alternative products for children and their parents.

     Certain other catalogs, such as "Hanna Andersson" and "Biobottoms," compete with The Natural Baby Catalog in selected product areas, but do not compete across the entire product line. Other mail order catalogs for children's softgoods products which the Company believes are competitors of The Natural Baby Catalog to a lessor extent are "Playclothes," "After the Stork," "Talbot's Kids," "Spiegel Children's Clothing," "Brights Creek," "Gymboree," "Eddie Bauer Children's Fashions," and "Spiegel Kids." The Company believes that many of these catalogs have substantially higher revenues than The Natural Baby Catalog.

     In the past, many of the safety products carried by the Perfectly Safe Catalog were generally hard-to-find, lower price items, such as electrical outlet guards, appliance cord shorteners and appliance door latches. Many of these items are now stocked by retail stores, discount stores and mass merchants.

     The Company experienced a competitive reaction to its introduction of Jeannie's Kids Club Catalog which resulted in three other children's catalogs refusing to exchange with, or rent their mailing lists to, the Company. The Company has not experienced such a reaction from its acquisition of The Natural Baby Catalog because the Company does not believe that Jeannie's Kids Club Catalog is a substantial competitor of the children's catalogs from which The Natural Baby Catalog rents mailing lists. There can be no assurance, however, that such a competitive reaction will not occur in the future, or that such an occurrence would not have an adverse effect upon the profitability of The Natural Baby Catalog.

TRADEMARKS AND TRADE NAMES

     The Company owns four federally registered trademarks: "Perfectly Safe"; "Perfectly Safe, The Catalog For Parents Who Care" with logo; "Perfectly Safe Guarantee" with logo; and, logo. The Company plans to register its mark, "Jeannie's Kids Club," as a unique identification of its Jeannie's Kids Club Catalog. With the recent acquisition of The Natural Baby Catalog, the Company acquired the ownership of the trademark "The Natural Baby Co., Inc." with logo, which is a federally registered trademark. There can be no assurance as to the extent of the protection that will be provided to the Company as a result of having such trademarks and trade names or that the Company will be able to afford the expenses of any complex litigation which may be necessary to enforce the proprietary rights.

EMPLOYEES

         As of March 1, 1998, the Company had 73 full time employees and 19 part time employees. Of this total, 11 employees or 15% of total full-time employees, hold positions of managers; 66 employees or 72% of the total, hold hourly paid positions. The largest single segment of the Company's employment is in direct labor involving order entry, customer service, and distribution, where 70 employees or 76% of total Company employment is involved. The work force is non-union, and the Company does not anticipate a union presence in the foreseeable future.

REGULATORY MATTERS

         The Company's business, and the catalog industry in general, is subject to regulation by a variety of state and federal laws relating to, among other things, advertising and sales taxes. The Federal Trade Commission regulates the Company's advertising and trade practices and the Consumer Product Safety Commission has issued regulations governing the safety of the products which the Company sells in its catalogs.

         Under current law, catalog retailers are permitted to make sales in states where they do not have a physical presence without collecting sales tax. The Company believes that it collects sales taxes in states where it is required to do so. However, since 1987, legislation has been introduced periodically in the U.S. Congress which would permit states to require sales tax collection by mail order companies. To date, this proposed legislation has not been passed. Should Congress, however, pass such legislation in the future, most states could be expected to require sales tax collection by out-of-state mail order companies. This would increase the cost of purchasing the Company's products in those states and eliminate whatever competitive advantage that the Company may currently enjoy with respect to in-state competitors in terms of sales taxation, as well as increasing the administrative and overhead costs to the Company in connection with the collection of such sales tax. There can be no assurances given that these state sales tax laws will not be changed in the future to the detriment of the Company. The Company has no claims or regulatory matters in process or pending as of March 16, 1998.

PRODUCT LIABILITY INSURANCE

         Since 1990, the Company's parent, Duncan Hill, has carried product liability insurance for the Company and Havana. The current coverage is $1 million per occurrence with an aggregate limit of $2 million. The policy is supplemented by an umbrella liability policy providing coverage of an additional $1 million per occurrence, $2 million aggregate. The policies are carried by Duncan Hill, with the Company and Havana as named insureds. The policies are issued for a period of one year and are currently in effect through September 17, 1998. The Company may, in the future, procure the same coverage in its name, alone. Although the Company believes that its present insurance coverage is sufficient for its current level of business operations, there is no assurance that such insurance will be sufficient to cover potential claims, or that adequate, affordable insurance coverage will be available to the Company in the future. An uninsured successful claim against the Company or a successful claim in excess of the liability limits or relating to an injury excluded under the policy could have a material adverse effect on the Company.

Item 2.           Description of Property.

         The Company's principal offices and telemarketing center are located in Canton, Ohio. The facility consist of 5,600 square feet and is leased through September 30, 1998 with options to renew for a period of two years. The Company's warehouse and distribution center is located in North Canton, Ohio and consists of approximately 18,000 square feet, which is leased for a one year term expiring September 30, 1998, and subject to earlier termination without penalty at the option of the lessee upon sixty days written notice to the landlord. All leases are in the name of Duncan Hill and the rent is charged to the Company and Havana consistent with past practices.

Item 3.           Legal Proceedings

         In the normal course of business, the Company may be involved in various legal proceedings from time to time. Presently, however, the Company is not a party to any litigation, whether routine or incidental to its business, or otherwise.


Item 4.           Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                     PART II


Item 5.           Market for Common Equity and Related Stockholder Matters.

         The Company's Units (consisting of two shares of Common Stock and eight Class A Warrants) were quoted from June 1997 to November 1997 and the Company's Common Stock and Class A Common Stock Purchase Warrants ("Class A Warrants") are quoted since June 1997 on the Electronic OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbols "KDSTU," "KDST" and "KDSTW." As of March 20, 1998 at 4:00 P.M. Eastern Standard Time, the last sale price of the Common Stock and Class A Warrants in the over-the-counter market were 4-5/8 and 1-7/8, respectively.

         The following table reflects the high and low sales prices for the Company's Units, Common Stock and Class A Warrants for the periods indicated as reported by the NASD.


                                               Units


   Fiscal Year Ended December 31, 1997:                   HIGH                        LOW
   -----------------------------------                    ----                        ---
        June 1997                                        $62.00......................$14.00
        Third Quarter                                     62.00...................... 54.00
        October through November 1997                     50.00 ..................... 35.00



                                             Common Stock


   Fiscal Year Ended December 31, 1997:
   ------------------------------------
        June 1997                                        $11.25..................... $ 5.00
        Third Quarter                                     10.00.....................   4.00
        Fourth Quarter                                     7.50.....................   5.25


   Fiscal Year Ended December 31, 1998:
   ------------------------------------
        January 1 through March 16, 1998               $   6.50....................  $ 2.50

                                           Class A Warrants

   Fiscal Year Ended December 31, 1997:
   -----------------------------------
        June 1997                                     $    6.00...................   $ 5.00
        Third Quarter                                      6.53...................     5.00
        Fourth Quarter                                     5.47...................      .63


   Fiscal Year Ended December 31, 1998:
   ------------------------------------
        January 1 through March 16, 1998              $    2.00...................   $  .25


          The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions.

          The Company had six record holders as of March 20, 1998 as reported by its transfer agent (American Stock Transfer & Trust Company). The foregoing does not include beneficial holders of the Company's Common Stock which are held in "street name" (i.e. nominee accounts such as Depository Trust Company). For example, as of March 25, 1998, VTR Capital, Inc. ("VTR), the Managing Underwriter of the Company's IPO advised the Company that is has 398 customers who beneficially own the Company's Common Stock.

          No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

Item 6.           Managements' Discussion and Analysis or Plan of Operation.

OVERVIEW

          The Company acquired its first catalog, Perfectly Safe in January, 1990. Since 1990, the Perfectly Safe Catalog has relied upon catalog circulation to acquire new customers and to provide its revenue base. During 1990, the Perfectly Safe Catalog generated $1,473,000 in net sales from catalog circulation of approximately 900,000 catalogs. Catalog circulation was increased each year through 1994, when the Company mailed 3.7 million catalogs and generated $5.0 million in net sales.

          During the first quarter of 1995, the Company created its Jeannie's Kids Club's Catalog, which offers popular children's products at discounts of up to 60% of the price charged by other children's catalogs for the same product. To make a purchase at the discounted price, the customer must become a member of Jeannie's Kids Club which costs $18 per year. Subject to cancellation, expired credit card or change of address, a renewal is automatically billed to a club member's credit card prior to the membership's expiration. The Company believes that its cost of generating a renewal is less than 10% of the renewal fee of $18 and thus will favorably impact the potential profitability of Jeannie's Kids Club operation.

          The first Jeannie's Kids Club Catalog was mailed in July, 1995. In its first six months of operation (six months ended December 31, 1995), Jeannie's Kids Club generated just over $1 million in net sales, or 18% of the Company's net sales for the year 1995. The Perfectly Safe Catalog on the other hand, experienced a reduction in sales from $5.0 million in 1994 to $4.7 million in 1995. The Company believes that the decrease in sales was attributable to a competitive reaction caused by the introduction of Jeannie's Kids Club Catalog. Prior to the introduction of Jeannie's Kids Club Catalog, the Company exchanged mailing lists with three other children's catalogs, which provided approximately 17% of the catalog circulation and resulting sales for the Perfectly Safe Catalog. When the Company introduced Jeannie's Kids Club Catalog, the three children's catalogs referenced above refused to rent or exchange mailing lists with the Company for competitive reasons, which reduced Perfectly Safe's Catalog circulation and revenues in this segment of the business. During 1997, the Company has identified other mailing lists which have helped to increase the circulation and revenues of The Perfectly Safe Catalog.

          In July, 1997, the Company acquired The Natural Baby Catalog utilizing the proceeds of the Company's IPO. The Natural Baby Catalog offers children's clothing and toys made of natural materials. During the second half of 1997, The Natural Baby Catalog generated $3.8 million in net sales on orders of 55,188, (an average order of over $70). The Company is seeking to increase circulation while generating the same, or a higher, average order.

RESULTS OF OPERATIONS

Year ended December 31, 1997 compared to the year ended December 31, 1996.

         Total net sales for 1997 increased $4,377,606, or 65.9%, to $11,016,601, compared with $6,638,995 for 1996. Net sales include sales from merchandise, Jeannie's Kids Club memberships, shipping and handling charges, and mailing list rentals. This increase is mainly attributable to the acquisition of The Natural Baby Catalog on July 2, 1997, and the resulting net sales of $3,811,894 for the six months ended December 31, 1997. The net sales of the Perfectly Safe Catalog increased from $2,717,056 for 1996 to $3,937,809 for 1997. This increase is attributable to a 26.9% increase in catalog circulation from 1,595,890 catalogs mailed to 2,025,375 catalogs mailed during 1996 and 1997, respectively, and also to an increase in net revenue per book mailed of 14%, from $1.70 per book during 1996 to $1.94 per book in 1997. This increase was offset by a decrease in net sales of Jeannie's Kids Club, which decreased from $3,921,939 for 1996 to $3,202,238 for 1997. The circulation of Jeannie's Kids Club was reduced from 2,372,891 for 1996 to 1,432,716 for 1997.

         Cost of sales, as a percentage of net sales, decreased from 63.3% for 1996 to 61.8% for 1997. The Company attributes this decrease to increased fulfillment efficiencies resulting from the addition of The Natural Baby Catalog. During the fourth quarter, the Company recorded a charge to earnings of $105,000 for obsolete inventory.

         Selling expenses, which consists of advertising and other marketing related expenses expressed as a percentage of sales, decreased from 33.0% for 1996 to 26.9% for 1997. This decrease is due to the Perfectly Safe net revenue per catalog increasing from $1.70 to $1.94 for the years ended December 31, 1996 and 1997, respectively, Jeannie's Kids Club net revenue per catalog increasing from $1.65 to $2.24, for the same periods, and the addition of The Natural Baby Catalog.

         General and administrative expenses were $1,077,041, or 9.8% of net sales, for 1997, and $712,515, or 10.7% of net sales, for 1996. This dollar increase is attributable to increased legal, accounting and consulting fees relating to the Company becoming public, increased wages and expenses for the relocation of The Natural Baby Catalog operations from Trenton, New Jersey, to the Company's Canton, Ohio facility. The Company believes that its general and administrative functions will become more efficient and cost effective once integration of The Natural Baby Catalog operations and the learning curve relating to the new product line is complete, which the Company believes can be accomplished with significantly less than proportionate increases in general and administrative expenses. General and administrative expenses for 1996 were incurred substantially by Duncan Hill, and allocated to the Company consistent with past practices, under which Duncan Hill allocated its general and administrative expenses to its operating subsidiaries on a pro rata basis determined by the percentage of total assets of the various operating subsidiaries, exclusive of the assets of Duncan Hill. For 1996, the Company's allocation was 69% of Duncan Hill's total general and administrative expenses. Effective June 30, 1996, the Company began a six month transition period to handle certain of its own administrative functions. Effective January 1, 1997, the Company began handling administrative functions for Havana. General and administrative expenses incurred by the Company are allocated to Havana, on a pro rata basis determined by the percentage of total assets of Havana and the operating divisions of the Company. For the six months ended June 30, 1997, Havana's allocation was 33% of the Company's total general and administrative expenses. For the six months ended December 31, 1997, Havana's allocation was 21% of the Company's total general and administrative expenses, due to the acquisition of The Natural Baby Catalog.

          Net income for the year ended December 31, 1997 was $50,097, or .5% of net sales, compared to a net loss of $521,640, or 7.9% of net sales for the same period of 1996. The Company attributes this increase to the increase in revenues, the acquisition of The Natural Baby Catalog, and decreased cost of sales and selling expenses as a percentage of net sales.

          Selected financial information for Baby Co. relating to The Natural Baby Catalog for the six months ended June 30, 1997 and the year ended December 31, 1996 are as follows:

                             Six months ended                    Year ended
                               June 30, 1997                  December 31, 1996
                               -------------                  -----------------
  Total revenues                  $2,938,276                    $6,451,215
  Net income                         248,738                       558,649
  Total assets                       760,065                       915,275


         On a pro forma basis, assuming the Company had acquired The Natural Baby Catalog from Baby Co. at the beginning of fiscal year 1996, the combined operations would have resulted in combined net sales of $13,954,877, net income of $298,835, and net income per share of common stock of $.08, for the year ended December 31, 1997 and combined net sales of $13,090,210, net income of $37,009, and net income per share of common stock of $.01, for the year ended December 31, 1996.

         The Company believes that its consolidation of the operations of The Natural Baby Catalog with the Company has realized savings in direct labor and general and administrative areas. The Company estimates that $200,000 in direct labor savings and $450,000 in general and administrative savings can be realized, on an annual basis, exclusive of additional expenses which the Company is incurring as a public entity, estimated to be $250,000 annually.

         In July 1997, the operations of The Natural Baby Catalog were relocated to the Company's Canton, Ohio facilities, including inventories, telemarketing, customer service and fulfillment. The cost of this relocation resulted in a charge to earnings of approximately $50,000.

Year ended December 31, 1996 compared to the year ended December 31, 1995.

         Total net sales for the year ended December 31, 1996 increased $914,658, or 16%, to $6,638,995, compared with $5,724,337 during the year 1995.
Net sales include sales from merchandise, Jeannie's Kids Club membership, shipping and handling charges, and mailing list rentals. The net sales of Jeannie's Kids Club increased from $1,033,805 in 1995 to $3,921,939 in 1996. That increase in net sales of Jeannie's Kids Club in 1996 was partially offset by a decrease in sales of the Perfectly Safe Catalog, which declined $1,973,476 or 42.1%, to $2,717,056, compared with $4,690,532 in 1995.

         The Company's total catalog circulation was approximately 3.9 million in each of 1995 and 1996. The Company introduced Jeannie's Kids Club Catalog in July 1995 and mailed 708,804 catalogs in the second half of 1995 and 2,372,891 catalogs in 1996, which accounted for 18% and 59.8% of its total catalog mailings in 1995 and 1996, respectively. The Company reduced the circulation of its Perfectly Safe Catalog 51.2% from 3.2 million in 1995 to 1.6 million in 1996 consistent with its plan to allocate more of its available resources to building Jeannie's Kids Club, as discussed above. Gross revenue per catalog mailed in 1996 increased 9.3% to $1.65 per book, versus $1.51 for 1995. The Company attributes the higher revenue per catalog mailed to the relatively higher Jeannie's Kids Club average order and percentage response rates.

         At December 31, 1996 the Company had 180,124 total households available for purposes of list rental to other catalogs, which are non-competitive or compete with the Company to a lesser extent. Total households are defined as those households purchasing from the Company in the past 24 months, and rental selections may be made on the basis of purchases within 24, 12, 6, or 3 months. List rental rates charged by the Company are $85.00 per thousand households for 24 months buyers, and increase to $100.00 per thousand households for three month "hotline" buyers. The Company pays a 30% brokerage commission on published rates. For the years ended December 31, 1996 and 1995, the net list rental income was $79,240 and $84,093 respectively. The decrease in revenue of 5.8% is attributable to the Company changing list brokerage firms in 1996, with a resulting 30 day period of inactivity during the cross over phase.

         Cost of sales, as a percentage of net sales, was 63.3]% and 61.8% for 1996 and 1995, respectively. Cost of sales consists of cost of merchandise and fulfillment. The increase was primarily due to increased costs of merchandise, which rose from 40.2% of net sales to 42.9% in 1996. Merchandise costs of the Company's Jeannie's Kids Club Catalog are a relatively higher percentage of net sales, as merchandise is sold on a discounted basis, while Perfectly Safe's generally is not. Accordingly, the increase of Jeannie's Kids Club net sales from 18% of the Company's total net sales in 1995 to 59% in 1996 resulted in the Company's increased costs of merchandise in 1996, as a percentage of net sales. The merchandise cost increases were partially offset by a decrease in the Company's cost of fulfillment equal to 1.2% of net sales, as fulfillment expenses fell from 21.6% of net sales in 1995 to 20.4% of net sales in 1996. Fulfillment expense consists of costs of shipping, direct labor, packaging, order entry and 800 line telephone costs. The Company experienced cost reductions in this area primarily from a decrease in shipping costs, which fell
 .6% from 1995 to 1996. While outbound shipping costs fluctuate with the package size and number of shipments per order, the decrease was affected by the reduction of the Company's number of shipments per order which fell from 1.6 in 1995 to 1.4 in 1996.

         Selling expenses increased 9.7% from $1,998,502 in 1995 to $2,193,219 in 1996. Selling expenses consist of advertising and other marketing related expenses. The increase in 1996 is primarily attributable to the Company's revenue increase of 16% from 1995 to 1996. Selling expenses, as a percentage of net sales, were 33.0% and 34.9% for 1996 and 1995, respectively. The Company's Perfectly Safe Catalog experienced an increase in advertising expenses from 29.7% of net sales in 1995 to 32.2% in 1996. This increase was primarily attributable to the less profitable mix of mailing lists in 1996 than 1995. Advertising expense consists of the cost of producing the catalogs, postage, mailing preparation and outside mailing lists rented by the Company. Jeannie's Kids Club Catalog recorded advertising expenses of 28.9% of net sales in 1996 compared with 46.8% in 1995. This decrease is attributable to the fact that 1995 was the initial inception year of Jeannie's Kids Club Catalog and the Company incurred initial non recurring costs of developing Jeannie's Kids Club Catalog, such as research and development, market testing and design of the catalogs in the amount of $392,495.

         The Company believes that its general and administrative expenses are high relative to its revenue base. General and administrative expenses were $684,615, or 12.0% of net sales, in fiscal 1995 and $712,515, or 10.7% of net sales, in fiscal 1996. This decrease is attributable to the increase in revenues in 1996 from 1995. The Company believes that its general and administrative functions will become more efficient and cost effective upon absorbing the revenue base of The Natural Baby Catalog, which the Company believes can be accomplished with significantly less than proportionate increases in general and administrative expenses. General and administrative expenses for 1995 and for 1996 were substantially all incurred by Duncan Hill, and allocated to the Company consistent with past practices, under which Duncan Hill allocated its general and administrative expenses to its operating subsidiaries on a pro rata basis determined by the percentage of total assets of the various operating subsidiaries, exclusive of the assets of Duncan Hill. As a result of the reorganization in which the Company succeeded to the operations of Perfectly Safe and acquired certain assets of Duncan Hill, the Company began to directly handle certain of its own administrative functions during a six month transition period ended December 31, 1996. In 1995 and 1996, the Company's allocation was 69% of Duncan Hill's total general and administrative expense.

         Net losses for the year ended December 31, 1996 were $521,640, or 7.9% of sales, compared with net losses of $536,992, or 9.4% of sales for the year ended December 31, 1995. The Company attributes this slight decrease to the growth in 1996 of Jeannie's Kids Club membership base and the increase in revenues associated therewith

         During 1996, the Company changed its accounting principle utilized regarding internally generated customer lists and development costs. Prior to the change, the Company capitalized and amortized these costs over their estimated useful life. The Company now expenses these costs as incurred. As a result, the Company has restated the January 1, 1995 retained earnings and the 1995 Statement of Income. The effect on net loss, as previously reported for 1995 in the amount of $163,232, was additional expenses in the amount of $373,760, for a net loss of $536,992.

Liquidity and Capital Resources

         At December 31, 1997, the Company had a deficit in retained earnings of $1,402,583, compared with a deficit of $1,452,680 at December 31, 1996. This change resulted from 1997 net income of $50,097.

         For the year ended December 31, 1997, the impact of the operating profit on the Company's cash position was affected by changes in working capital. The operating activities consumed $576,038 in cash through increases in accounts receivable, inventories and prepaid expenses, but provided $553,709 in cash through a decrease in deferred catalog expense, and an increase in accounts payable, customer advances and other. The net effect of these changes and non cash charges of $80,687 relating to depreciation and amortization, when added to the net income was cash provided by operating activities of $108,455.

         For the year ended December 31, 1997, the Company's financing activities provided $1,497,636 in cash, with $2,619,890 from the sale of common stock, $21,000 from borrowings on the Company's bank credit line, $43,782 from a decrease in prepaid amounts for the public offering and $5,000 from the sale of preferred stock, while using $718,035 from changes in current obligations to/from affiliates, $107,143 for the repurchase of the Company's Common Stock from bridge lenders relating to the Company's IPO and $366,858 from the repayment of debt, $266,858 which was paid to related parties.

         For the year ended December 31, 1997, the combined effect of net cash used by operating activities of $108,455, net cash provided by financing activities of $1,497,636, and investments in fixed assets and the acquisition of The Natural Baby Catalog totaling $1,752,845, decreased cash from $248,648 to $101,894 at December 31, 1997.

         The Company's $800,000 bank line of credit had a balance of $671,000 at December 31, 1997. The line of credit is for an open term, payable on demand. This facility is secured by the assets of the Company, as well as the assets of Duncan Hill and Havana. The repayment of the facility is irrevocably guaranteed by W. Miller and Havana. Interest is charged at the rate of 1% over prime. It is the policy of the bank to review the credit facility annually, and to require that the Company maintain a zero balance on the credit line for a period of thirty consecutive days sometime during the course of each year. The bank has agreed to waive the "zero balance" required for the 1997 loan year ended June 30, 1997, because the Company's current cash flow would not allow it to comply before then.

         Effective June 30, 1996, the Company was formed by Duncan Hill for the purpose of acquiring certain operating assets of Duncan Hill and the children's catalog business of Perfectly Safe. The Company paid for those assets through the assumption of Perfectly Safe liabilities and Duncan Hill's bank line of credit, by a promissory note payable to Duncan Hill and by preferred and common stock of the Company. The first installment of the promissory note to Duncan Hill in the principal amount of $66,858, plus accrued interest, was paid on July 7, 1997 with the next installment in the amount of $100,000 due on June 30, 1998, together with accrued interest.

         In order to finance its most recent operations, the Company entered into certain private financing agreements commencing in October, 1996. In that regard, the Company issued 8% promissory notes in the amount of $125,000 to be repaid with a portion of the proceeds from its IPO, 8% promissory notes in the amount of $75,000, convertible upon the effective date of its IPO into Warrants to purchase 1,500,000 shares of Common Stock (the "8% Convertible Notes") and 1,300,000 shares of the Company's Common Stock for $162,500. Subsequently, the holders of the 8% Convertible Notes, at the request of the Managing Underwriter of the Company's IPO agreed to accept a cash payment at the closing of the IPO in the face amount of $75,000, plus accrued interest at 8% per annum, in lieu of the conversion of their notes into 1,500,000 Warrants. Also, in July 1997, the Company repurchased 857,144 shares of the Common Stock previously issued in the private financings at a repurchase price of $.125 per share. On July 2, 1997, the Company repaid the 8% promissory notes in the principal amount of $125,000, plus accrued interest, the 8% Convertible Notes in the principal amount of $75,000, plus accrued interest, and the payment of notes in the principal amount of $107,143, plus accrued interest for the repurchase of the 857,144 shares of Common Stock of the Company mentioned above, out of the proceeds of its IPO.

         The Company filed a registration statement in 1997 relating to the offering by the Company of 300,000 units at an offering price of $12 per unit, each unit consisting of two shares of Common Stock, $.001 par value, and eight Class A Warrants. The Company's

IPO was declared effective by the SEC on June 26, 1997, and the proceeds were distributed to the Company on July 2, 1997. See "Notes To Financial Statements -
Note 8. Public Offering."

         On July 2, 1997, the Company completed its acquisition of The Natural Baby Catalog from Baby Co. The Company paid the following: a cash payment of $1,225,000 to the seller; a cash payment in the amount of $219,831 in payment of a note owed by Baby Co. in the principal amount of $197,603 together with accrued interest in the amount of $22,228 through July 2, 1997; a cash payment of $50,134 to Core States Bank to pay off Baby Co's line of credit in the principal amount of $50,000 plus interest of $134; the assumption by the Company of Baby Co.'s accounts payable incurred in the ordinary course of business which was approximately $272,211 as of June 30, 1997; assumption of Baby Co.'s remaining lease obligations in the approximate amount of $24,000 as of June 30, 1997; a convertible promissory note issued by the Company to Baby Co. in the amount of $250,000 (Convertible Note); a second promissory note in an amount which reflects the pre-tax profits of Baby Co. in excess of $300,000 from the date of completion of the acquisition through December 31, 1997 (the "Excess Profit Note"); 70,000 shares of the unregistered Common Stock of the Company issued to Baby Co., valued at $3.50 per share, which are subject to a two year lock-up from the effective date of the Company's IPO; and, the agreement on the part of W. Miller to guarantee the payments to be made by the Company under the convertible note on the first and second anniversary dates.

         Effective December 31, 1997, the Company paid $100,000 in exchange for the cancellation of both the $250,000 Convertible Note and the Excess Profit Note mentioned above. The Company also signed a four year non-compete agreement with the sellers at a cost of $130,000, payable over two years.

         In June, 1997, the Company replaced its data processing hardware. The Company is leasing the hardware at an annualized cost of approximately $24,000. Lease payments will be paid out of the Company's cash flow or working capital.

         In October 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, was issued which establishes accounting and reporting standards for stock-based compensation plans. This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company uses the intrinsic value-based method for stock-based compensation to employees. As a result, this standard does not have any effect to the Company's financial statements other than to require disclosure of the pro forma effect on net income of using the fair value-based method of accounting. See "Notes to Financial Statements."

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which the Company adopted in the period ended December 31, 1997. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share. The effective of adoption was not material.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information About Capital Structure," which the Company adopted in the period ended December 31, 1997. SFAS No. 129 requires an entity to explain the pertinent rights and privileges of outstanding securities. The effect for the Company was to require a footnote disclosure defining its capital structure.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes new standards for reporting comprehensive income and its components. The Company expects that comprehensive income will not be materially different from net income.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 changes the standards for reporting financial results by operating segments, related products and services, geographic areas and major customers. The Company must adopt SFAS No. 131 for the fiscal year ended December 31, 1998. Management believes that the effect of adoption will not be material.

Forward Looking Statements and Associated Risks

         This Form 10-KSB contains forward looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and the financial results. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, without limitation, competition and possible future changes to state sales tax laws. Actual results could differ materially from these forward looking statements as a result of changes in the trends in the children's mail order catalog industry, competition, availability and price of goods and other factors. Any changes in such assumptions or factors could produce significantly different results.

Item 7.           Financial Statements

         The information required by Item 8, and an index thereto commences on page F-1, which pages follow this page.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


         Not applicable.

                                    PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.

(a)      Identification of Directors

         The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:


                                              First
                                  Term of     Became        Principal
Name                        Age   Office      Director      Occupation
----                        ---   -------     --------      ----------
William L. Miller           61       (1)        1981        Chairman of the
                                                            Board, Chief
                                                            Executive Officer
                                                            and Principal
                                                            Financial Officer of
                                                            the Company

Jeanne E. Miller (2)        50       (1)        1982        President of the
                                                            Company

Clark D. Swisher            46       (1)        1971        Senior Vice
                                                            President of the
                                                            Employee Benefits
                                                            Division of the
                                                            Leonard-McCormick
                                                            Agency

------------------------
(1) Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

(2)      Mr. and Mrs. Miller are married.

(b)      Identification of Executive Officers.

         William L. Miller is Chairman of the Board, Chief Executive Officer, Principal Financial Officer, Treasurer and Secretary of the Company. Jeanne E. Miller is President of the Company.

         The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Subject to their contract rights to compensation, if any, officers may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

(c)      Business Experience

         WILLIAM L. MILLER , Chairman of the Board, Chief Executive Officer, Principal Financial Officer, Treasurer and Secretary of the Company since its formation in July 1996. Mr. Miller serves as Chairman of the Board, President and Chief Executive Officer of Havana since December 1997. Previously, he was the sole director and an executive officer of Carey from 1984 to December 1997. Mr. Miller had been a director of Perfectly Safe, Inc. and its vice President since it was formed by Duncan Hill in 1990 until July 1996. Mr. Miller is President, Founder and a director of Duncan Hill, a company he formed in 1977, Mr. Miller founded the MBI Corporation, which designed and developed packaging machinery (1975-78). Mr. Miller served in executive capacities in the direct marketing industry from 1971 to 1975. He holds a Bachelors Degree. in Mechanical Engineering from Purdue University and a Masters Degree in Business Administration from Indiana University

     JEANNE E. MILLER has been a director of the Company since July 1996, and its President since January 1998. Previously, she served as Executive Vice President of the Company from July 1996 until January 1998. Since July 1996, Mrs. Miller had been a director of Perfectly Safe, Inc., and its President since its formation in 1990 until July 1996. Mrs. Miller co-founded Duncan Hill in 1977 and has been a director and its Vice President since 1977. Mrs. Miller is the author of the child safety book THE PERFECTLY SAFE HOME, published by Simon and Schuster in 1991 and has appeared on network television to speak on that subject. Mrs. Miller served as Vice President and a director of Carey and Highland Pipe Company, both of which are subsidiaries of Duncan Hill, from 1984 to 1996.


     CLARK D. SWISHER is a director of the Company since July 1996. Mr. Swisher has been Vice President of the Employee Benefits Division of the Leonard-McCormick Agency, a general insurance agency, since 1984. Mr. Swisher's professional background includes membership in the National Association of Life Underwriters and the University of Akron Business Advisory Council. Mr. Swisher has been a director of Duncan Hill since 1995.

         The Company intends to identify and appoint two individuals who are not affiliated with the Company as the fourth and fifth directors. There is no assurance, however, that the Company will be able to attract suitable candidates at this stage of its development.

     Upon the appointment of two additional unaffiliated directors, the Board of Directors intends to establish a Compensation Committee and an Audit Committee. The Audit Committee, which will consist of at least a majority of directors who are not affiliated with the Company, will among other things, make recommendations to the Board of Directors regarding the independent auditors for the Company, approve the scope of the annual audit activities of the independent auditors and review audit results and have general responsibility for all auditing related matters. The Compensation Committee will consist entirely of directors who are not affiliated with the Company. The Compensation Committee will review and recommend to the Board of Directors the compensation structure for the

Company's officers and other management personnel, including salary rates, participation in incentive compensation and benefit plans, fringe benefits, non-cash perquisites and other forms of compensation. The Committee will also administer the Company's 1997 Long-Term Stock Incentive Plan.

         VTR Capital, Inc., the Managing Underwriter of the Company's IPO, has been granted by the Company the right to designate one director to serve on the Company's Board of Directors for a period of three years from June 26, 1997. As of March 20, 1998, no such person has been designated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. To Management's knowledge, no officer, director or person owning more than 10% of the Company's Common Stock filed any reports late during its fiscal year ended December 31, 1997, except that Form 3's were filed late by W. Miller, J. Miller, Mr. Swisher and Duncan Hill.

Compensation of Directors

         The Company pays its directors who are not also employees of the Company $100 for each meeting attended and reimburses such directors for travel and other expenses incurred by them in connection with attending Board of Directors meetings. Directors are eligible to participate in 1997 Stock Incentive Plan.

Item 10.          Executive Compensation

         The following table provides a summary compensation table with respect to the compensation of W. Miller, the Company's Chief Executive Officer (CEO), and J. Miller, the Company's President.

                           SUMMARY COMPENSATION TABLE


                                                                                  Long Term Compensation
                                                                       --------------------------------------------------
                                      Annual Compensation                       Awards               Payouts
-------------------------------------------------------------------------------------------------------------------------
  (a)               (b)        (c)            (d)           (e)           (f)            (g)           (h)         (i)
                                                           Other                                                   All
  Name                                                     Annual      Restricted                                  Other
   and                                                     Compen-     Stock                            LTIP       Compen-
Principal                                                  sation      Award(s)        Number of       Payouts     sation
Position            Year      Salary ($)    Bonus ($)      ($) (1)      ($)  (2)       Options (3)        ($)        ($)
-------------------------------------------------------------------------------------------------------------------------
W. Miller,          1997      125,000        -0-             -0-         -0-            100,000          -0-        -0-
Chief Executive     1996      100,000        -0-             -0-         -0-              -0-            -0-        -0-
Officer             1995      100,000        -0-             -0-         -0-              -0-            -0-        -0-
-------------------------------------------------------------------------------------------------------------------------
J. Miller,          1997       90,000        -0-             -0-         -0-            100,000          -0-        -0-
President           1996       65,000        -0-             -0-         -0-              -0-            -0-        -0-
                    1995       65,000        -0-             -0-         -0-              -0-            -0-        -0-

(1) Does not include the value of leased automobiles used almost exclusively for the Company's business or key man life insurance on the lives of each of W. Miller and J. Miller in the amount of $1,000,000, payable to the Company in the event of death.

(2) Does not include 2,400,000 shares of the Company's Common Stock and 5,000,000 shares of the Company's Series A Preferred Stock issued to Duncan Hill in connection with a reorganization.

(3)      See "Employment Contracts" for a description of these options.

                               OPTION GRANTS TABLE


         The information provided in the table below provides information with respect to individual grants of the Company's stock options during fiscal 1997 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 1997.

                        Option Grants in Last Fiscal Year



                                                                       Potential
                                                                   Realizable Value at
                                                                      Assumed Annual
                        Individual Grants                          Rates of Stock Price
                                                                     Appreciation
                                                                    for Option Term (2)
----------------------------------------------------------------------------------------
   (a)          (b)          (c)           (d)            (e)        (f)          (g)
   ---          ---          ---           ---            ---        ---          ---
                            % of
                            Total
                           Options/
                           Granted to
               Options     Employees      Exercise       Expira-
               Granted     in Fiscal      Price          tion
 Name            (#)        Year (1)      ($/Sh)         Date        5% ($)      10% ($)
 ----            ---        --------      ------         ----       -------      -------
W. Miller      100,000        50%          5.00         1/1/07      314,000      797,000

J. Miller      100,000        50%          5.00         1/1/07      314,000      797,000




(1) The percentage of total options granted to the Company's employees in fiscal year is based upon options granted to officers, directors and employees.

(2) The potential realizable value of each grant of the Company's options assumes that the market price of its Common Stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, and after subtracting the exercise price from the potential realizable value.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

         The information provided in the table below provides information with respect to each exercise of the Company's stock option during fiscal 1997 by each of the executive officers named in the summary compensation table and the fiscal year end value of the Company's unexercised options.


-------------------------------------------------------------------------------------
  (a)                  (b)          (c)             (d)                  (e)

                                                                        Value of
                                                  Number of           Unexercised
                      Shares                      Unexercised         In-the-Money
                     Acquired                     Options at           Options
                        on         Value          FY-End (#)         at Fy-End($)
                     Exercise     Realized        Exercisable/       Exercisable/
     Name               (#)        ($)(1)         Unexercisable      Unexercisable(1)
-------------------------------------------------------------------------------------
William L.. Miller      -0-         -0-           -0- / 100,000       -0- / 100,000

Jeanne E. Miller        -0-         -0-           -0- / 100,000       -0- / 100,000
-------------------------------------------------------------------------------------

(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the Company's options at exercise or fiscal year end, respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included.

          INCENTIVE COMPENSATION PLAN. The Company's Incentive Compensation Plan (the "Plan") is designed to motivate employee participants to achieve the Company's annual strategic goals. Eligibility for participation in the Plan is limited to the executive officers of the Company, and such other employees of the Company as may be designated by the Board of Directors from time to time. For each fiscal year of the Company, the Board will establish a bonus pool not to exceed 10% of the Company's operating income. The Board intends to establish its first bonus pool for 1998. The amount of such pool with respect to any year shall be determined subsequent to the end of that year upon the determination of the Company's operating income for that year. Each participant in the Plan is eligible to receive from the bonus pool an annual award of up to 50% of the participant's base salary. Upon its establishment, the Compensation Committee shall be responsible for recommending to the Board of Directors performance objectives and awards for participants. Until the Compensation Committee is established, these determinations will be made solely by the Board of Directors. The Board of Directors is currently controlled by W. Miller and J. Miller, the Company's respective Chief Executive Officer and President, who are also the only two current participants in the Plan. Payouts are to be determined annually following determination of the Company's fiscal year-end results. The Plan is subject to amendment of termination at any time, but no such action may adversely affect any rights or obligations with respect to any awards theretofore made under the Plan. During 1997, no compensation was paid under the Plan.

         1997 STOCK INCENTIVE PLAN. In March 1997, the Company's majority stockholder approved the adoption of the Company's 1997 Long-Term Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, the Compensation Committee of the Board of Directors may grant stock incentives to key employees and the directors of the Company pursuant to which a total of 400,000 shares of Common Stock may be issued; provided, however, that the maximum amount of Common Stock with respect to which stock incentives may be granted to any person during any calendar year shall be 20,000 shares, except for a grant made to a recipient upon the recipients initial hiring by the Company, in which case the number shall be a maximum of 40,000 shares. These numbers are subject to adjustment in the event of a stock split and similar events. Stock incentive grants may be in the form of options, stock appreciation rights, stock awards or a combination thereof.

         Options granted under the Incentive Plan may be either "incentive stock options," which qualify for special tax treatment under Section 422 of the Internal Revenue Code (the "Code"), or nonstatutory stock options, which do not qualify. Incentive stock options may only be granted to persons who are employees of the Company. Options will expire at such time as the Compensation Committee determines, provided that no stock option may be exercisable later than ten years from its grant, except that the maximum term of any incentive stock option granted to a person who owns, directly or indirectly, 10% or more of the combined voting power of the Company's capital stock (a "10% Shareholder") shall be five years. If an optionee ceases to be an employee or director by reason of death, incapacity of retirement, the option shall terminate fifteen months after the optionee ceases to be an employee. If an optionee ceases to be an employee because of resignation with the consent of the Compensation Committee, the option will terminate three months after the optionee ceases to be an employee. If an optionee ceases to be an employee or director for any other reason, the option will expire thirty days after the optionee ceases to be an employee.

         The option price per share is determined by the Compensation Committee, except for incentive stock options which cannot be less than 100% of the fair market value of the Common Stock on the date such option is granted or less than 110% of such fair market value if the optionee is a 10% shareholder. Payment of the exercise price may be made in cash, or unless otherwise provided by the Compensation Committee in shares of Common Stock delivered to the Company by the optionee or by the withholding of shares issuable upon exercise of the option or in a combination thereof. Options cannot be exercised until six months after the date that the option is granted or such later time determined by the Compensation Committee. Each option shall be exercised in full or in part. Options are not transferable other than by will or the laws of descent and distribution, and may be exercised during the life of the employee or director only by him or her. No options may be granted under the Incentive Plan after March 27, 2007. However, any options outstanding on March 27, 2007 will remain in effect in accordance with their terms.

         The Incentive Plan also provides for the granting of stock appreciation rights ("SAR"), which entitle the holder to receive upon exercise an amount in cash and/or stock which is equal to the appreciation in the fair market value of the Common Stock between the date of the grant and the date of exercise. The number of shares of Common Stock to which a SAR relates, the period in which it can be exercised, and other terms and conditions shall be determined by the Compensation Committee, provided however, that such expiration date shall not be later than ten years from the date of the grant. SARS are not transferable other than by will or the laws of descent and distribution, and may be exercised during the life of the grant only by the grantee. The SARS are subject to the same rules regarding expiration upon a grantee's cessation of employment or directorship, as pertains to options, discussed above.

     The Compensation Committee may also award shares of Common Stock ("stock awards") in payment of certain incentive compensation, subject to such conditions and restrictions as the Committee may determine. All shares of Common Stock subject to a stock award will be valued at not less than 100% of the fair market value of such shares on the date the stock award is granted. The number of shares of Common Stock which may be granted as a stock award in any calendar year may not exceed 80,000.

     The Incentive Plan will be administered by the Compensation Committee, which has the authority to prescribe, amend and rescind rules and regulations relating to the Plan, to accelerate the exercise date of any option, to interpret the Plan and to make all necessary determinations in administering the Plan.

     The Incentive Plan will remain in effect until such time as it is terminated by the Board of Directors. The Incentive Plan may be amended by the Board of Directors upon the recommendation of the Compensation Committee, except that, without stockholder approval, the Plan may not be amended to: increase the number of shares subject to issuance under the Plan; change the class of persons eligible to participate under the Plan; withdraw the administration of the Plan from the Compensation Committee; or, to permit any option to be exercised more than ten years after the date it was granted.

         As of March 20, 1996, the Compensation Committee has yet to be formed, and accordingly, no stock incentives have been granted under the Incentive Plan.

EMPLOYMENT AGREEMENTS

         The Company has entered into separate five-year employment agreements with W. Miller and J. Miller, effective January 1, 1997, pursuant to which W. Miller is serving as Chief Executive Officer of the Company and J. Miller served as its Executive Vice President. (In January 1998, the Company elected J. Miller President of the Company.) The employment agreements provide for an annual base salary of $125,000 for W. Miller and $90,000 for J. Miller, subject to annual review for increase by the Company. The employment agreements also provide for the eligibility of these executives to receive annual cash bonuses under the Company's Incentive Compensation Plan discussed above. Each of these executives is provided with automobiles, at the Company's expense, for their exclusive use, the make and model of which is to be mutually agreed upon by the executive and the Company, from time to time. (During 1997, these automobiles were used almost exclusively for business purposes.) Each of these executives is also to be reimbursed for certain personal expenses up to $7,500, which amount shall be subject to increase to pay for any personal income tax liability should such reimbursements be deemed taxable to the executive. (No such personal expenses were incurred in 1997.) Each of these executives is also entitled to participate in any employee benefit plan which the Company may create in the future. The Company has also agreed to maintain in force, at its expense, during the term of the employment agreements, life insurance for the benefit of each of the executives in an amount equal to twice the base salary of W. Miller and five times the base salary of J. Miller. (As of March 20, 1998, the Company has not been requested by W. Miller and/or J. Miller to take out such insurance.) Pursuant to the employment agreements, each of these executives has agreed not to compete with the Company during employment and for a period of one year following termination of employment and has further agreed to maintain as confidential, the Company's proprietary information.

         Each of the employment agreements provide for severance compensation to be paid in all instances other than the executive's termination for cause. In the event that the executive becomes disabled or dies, the Company, in the case of W. Miller, is required to pay an amount equal to the product of (x) and (y) where (x) is the sum of the executive's salary and bonus paid in the prior year multiplied by
2.99 and (y) the percentage of the employment agreement's five year term remaining from the date of death of disability; provided, however, that such severance compensation will not be less than the officer's salary and bonus paid in the year prior to the year in which the officer dies or becomes disabled. The foregoing benefit is provided in the employment agreement of J. Miller, but only in the event of disability. Each executive is also entitled to be paid severance compensation in an amount equal to the sum of the executive's salary and bonus paid in the prior year multiplied by 2.99 in the event that the executive elects to terminate the employment agreement upon the Company's material breach of the employment agreement or upon the Company's reduction of the executive's responsibilities, duties, functions or dignity of position resulting from a change of control, or otherwise. Assuming that severance payments were due to each of the executive officers as of the date of the Prospectus under the immediately preceding sentence, the amount of the severance payment to each of
W. Miller and J. Miller would be $299,000 and $194,350, respectively. Each executive is further entitled to be paid severance compensation in the amount equal to the sum of the executive's salary and bonus paid in the last year of the executive's employment agreement in the event that the executive is not rehired upon terms acceptable to him or her or, in the case of W. Miller, a successor chief executive officer is hired with W. Miller's consent to replace
W. Miller prior to the expiration of the term of his employment agreement. Additionally, any executive entitled to severance compensation, above, will also be entitled to participate in any Company-sponsored employee health benefit plan at the Company's expense, for a maximum of eighteen months from the date of termination.

         Each of W. Miller and J. Miller was granted under their respective employment agreements an option to purchase 100,000 shares of the Company's Common Stock, which will vest 25% on each of the first four anniversary dates commencing January 1, 1998, regardless of whether the executive is employed on such dates by the Company. The vested options will be immediately exercisable and will expire on January 1, 2007. The exercise price of the options shall be $5.00 per share, subject to downward adjustments in the exercise price if the Company meets certain performance goals.

         W. Miller is permitted under his agreement to devote such time to managing the affairs of the various other Duncan Hill entities as he deems appropriate, and to retain any compensation that he receives from those entities for providing those services.

         The Company also provides W. Miller and J. Miller and all other employees with health insurance on a non-discriminatory basis. The Company intends to provide its executive officers and employees with certain fringe benefits and may, in the future, offer additional stock or cash incentive bonus plans, and other employer benefits on such amounts and upon such conditions as the Company's Board of Directors may, in its sole discretion, determine.

POTENTIAL CONFLICTS OF INTEREST

         W. Miller is a co-founder, Chairman of the Board of Directors and Chief Executive Officer of Havana, Duncan Hill and the Company. W. Miller's employment agreement with the Company provides that he shall be permitted to devote such time to managing Duncan Hill and Havana as he deems appropriate. Accordingly, W. Miller will not be devoting his full-time attention to managing the operations of the Company. Thus, conflicts of interest could potentially develop (i) to the extent that W. Miller is not able to devote his full-time and attention to a matter that would otherwise require the full-time and attention of a business' chief executive officer, (ii) involving competition for business opportunities, and (iii) involving transactions between the Company and its affiliated companies. Because the business of Havana in no way relate to the children's catalog business of the Company, the Company does not believe that there is a reasonable potential for any conflict of interest, involving competition for business opportunities, although no assurances can be given in this regard. The Company and Duncan Hill have not adopted any procedure for dealing with conflicts of interest.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

     The Company's Certificate of Incorporation contains a provision eliminating the personal monetary liability of directors to the extent allowed under the General Corporation Law of the State of Delaware. Under the provision, a stockholder is able to prosecute an action against a director for monetary damages only if he can show a breach of the duty of loyalty, a failure to act in good faith, intentional misconduct, a knowing violation of law, an improper personal benefit or an illegal dividend or stock repurchase, as referred to in the provision, and not "negligence" or "gross negligence" in satisfying his duty of care. In addition, the provision applies only to claims against a director arising out of his role as a director or not, if he is also an officer, his role as an officer or in any other capacity or to his responsibilities under any other law, such as the federal securities laws. The provision, however, does not affect the availability of seeking equitable relief against a director of the Company. In addition, the Company's Bylaws provide that the Company will indemnify its directors, officers, employees and other agents to the fullest extent permitted by Delaware law. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Securities Act") may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of March 25, 1998, certain information with respect to the beneficial ownership of Common Stock and Series A Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group.


                                                    Shares of                   Shares of Series A
                                                   Common Stock                   Preferred Stock
                                                 Beneficially Owned              Beneficially Owned
NAME AND ADDRESS OF
BENEFICIAL OWNER(1)                           NUMBER         PERCENT(2)       NUMBER        PERCENT(3)
-------------------                        ------------      ----------     ------------    ----------
Duncan Hill Co., Ltd.                      2,365,000(4)        67.3%        5,000,000(4)       100%
4450 Belden Village Street, N.W.,
Suite 406
Canton, OH 44718

William L. Miller(4)                       2,390,000(5)        67.6%        5,000,000(6)       100%
c/o 4450 Belden Village Street, N.W.,
Suite 406
Canton, OH 44718

Jeanne E. Miller                              25,000(7)          .7             -0-             -0-
c/o 4450 Belden Village Street, N.W.,
Suite 406
Canton, OH 44718

Clark D. Swisher                                  -0-            -0-            -0-             -0-
c/o 4450 Belden Village Street, N.W.,
Suite 406
Canton, OH 44718

All Officers and Directors                 2,415,000(7)        67.8%        5,000,000(6)       100%
 as a Group (3 Persons)
----------

(1) Beneficial ownership as reported in the table above has been determined in accordance with Rule 13d-3 of the Securities Exchange Act. Accordingly, except as noted, all of the Company's securities over which the officers and directors and nominees named, or as a group, directly or indirectly have, or share voting or investment power, have been deemed beneficially owned.

(2)      Calculated based upon 3,512,856 shares of Common Stock outstanding.

(3) Calculated based upon 5,000,000 shares of Series A Preferred Stock outstanding. The holders of the Series A Preferred Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The Series A Preferred Stock has no conversion rights or rights to participate in dividend payments.

(4) W. Miller will be deemed to beneficially own all such shares for purposes of Rule 13d-3 of the Exchange Act based upon his controlling ownership of Duncan Hill's common stock. W. Miller and J. Miller together control approximately 68% of Duncan Hill.

(5) Includes W. Miller's deemed beneficial ownership of 2,365,000 shares of Common Stock and options to purchase 25,000 shares.

(6) Represents W. Miller's deemed beneficial ownership of 5,000,000 shares of Series A Preferred Stock, the record holder of which is Duncan Hill.

(7)      Includes options to purchase 25,000 shares granted to J. Miller.

Item 12.          Certain Relationships and Related Transactions.

RULE 504 SHARES

          In connection with its initial capitalization, the Company sold, commencing October 1996, an aggregate of 1,300,000 shares of Common Stock to eight private investors at a purchase price of $.125 per share. Seven of these investors were customers of VTR, the Managing Underwriter of the Company's IPO. There were no other affiliations or relationships between the seven private investors and either the Company or VTR. The eighth investor, who was not a customer of the VTR and who had no relationship or affiliation with VTR had once been engaged to provide financial consulting services to Duncan Hill. This investor has no other relationships or affiliations with the Company.

         In June 1997, the Company repurchased an aggregate of 857,144 shares of Common Stock from five of the customers of VTR at a repurchase price of $.125 per share. This repurchase was required by the National Association of Securities Dealers (the "NASD") as a condition to approving the compensation to be received by VTR in connection with the Company's initial public offering. The Company's repurchase payment was evidenced by five promissory notes issued by it in the aggregate amount of $107,143, which notes have been paid. The notes bore interest at the rate of 8% per annum commencing the date that each investor initially subscribed for his Rule 504 Shares.

         The remaining 442,856 shares which were not required to be repurchased are still outstanding. Such 442,856 shares were issued under Rule 504 of Securities Act (the "504 Shares") and are freely tradeable except for 100,000 of the Rule 504 Shares which are subject to a "lock-up" agreement with VTR. Any actual future sales of the Rule 504 Shares (or the potential thereof) may have an adverse effect on the market price of the Company's securities.

BRIDGE LOAN

         In October 1996, the Company borrowed an aggregate of $200,000 (the "Bridge Loan") from three private investors, two of whom were customers of VTR, and the third of whom was introduced by VTR to the Company. These three private investors are Clinthill Investments, Ltd., Kurt Campbell and M&M Specialties, Inc. The Bridge Loan, which has been paid, bore interest at the rate of 8% per annum.

     As originally structured, $75,000 of the face amount of the Bridge Loan was convertible into 1,500,000 Warrants upon the effective date of the public offering. Subsequently, the Bridge Loan was restructured, at the request of VTR so that the Bridge Lenders would be paid the entire $200,000 face amount of the Bridge Loan, in cash, plus accrued interest at 8% per annum, at the closing of the Offering in July 1997, and would waive the right to convert $75,000 of the face amount of the loan into 1,500,000 Warrants.

ACQUISITION OF THE NATURAL BABY CATALOG

     In May, 1996, Baby Co. contracted to sell its catalog business, The Natural Baby Catalog, to Duncan Hill on behalf of the Company, at which time Duncan Hill paid Baby Co. $25,000 towards the purchase price. See "Item 6" regarding a description of the terms and conditions of the Company's acquisition of The Natural Baby Catalog from Baby Co. In connection with this transaction, the Company did not engage an independent appraiser to evaluate whether or not the Company has agreed to pay a purchase price in excess of The Natural Baby Catalog's fair value. In addition, because the Company did not complete the acquisition on or before January 3, 1997, as initially agreed to, the Company agreed to pay an additional $350,000 (the "Additional Amount") for the acquisition in order to obtain an extension until no later than April 30, 1997 to complete the acquisition. $250,000 of the Additional Amount was reflected in the $250,000 Convertible Note described in
Item 6 and $100,000 of the Additional Amount is reflected in the cash payments made in July 1997 described in Item 6. Baby Co.'s demands for the increase in the purchase price was predicated upon the strong growth of The Natural Baby Catalog's business since Baby Co. initially agreed to sell its catalog business in May, 1996.

GENERAL

         Reference is made to Items 1, 2 and 6 for a description of various related party transactions involving the Company, Havana and Duncan Hill.

         It is the policy of the Company that future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties.


Item 13.          Exhibits and Reports on Form 8-K.

(a)  Exhibits

         All exhibits were previously filed in connection with the Company's Form SB-2 Registration Statement (file no. 333-19423) unless otherwise noted.


  1.01  Revised Form of Underwriting Agreement between the Registrant and VTR
        Capital, Inc.
  1.02  Revised Form of Warrant Exercise Fee Agreement
  3.01  Certificate of Incorporation of the Company
  3.02  Certificate of Amendment of Certificate of Incorporation of the Company
  3.03  By-Laws of the Company
  3.04  Certificate of Designation of Series A Preferred Stock
  4.01  Specimen Certificate for Shares of Common Stock
  4.02  Specimen Certificate for Shares of Series A Preferred Stock
  4.03  Revised Form of Warrant Agreement
  4.04  Revised Specimen Certificate for Warrants
  4.05  Revised Form of Underwriters' Purchase Option
  4.06  Form of Representative's Lock-up Letter
 10.01  Agreement to Acquire the Assets of The Natural Baby Company, Inc., (the
        "Acquisition Agreement")
 10.02  Addendum to Acquisition Agreement
 10.03  Escrow Agreement under the Acquisition Agreement
 10.04  Form of Consulting Agreement with Jane Martin
 10.05  Asset Purchase Agreement between the Company and its Parent
 10.06  Promissory Note from the Company and its Parent
 10.07  Form of Bridge Loan Agreement
 10.08  Form of Financial Consulting Agreement with VTR Capital, Inc.
 10.09  Credit Facility with United National Bank and Trust Company
 10.10  Lease for Company's principal offices and telemarketing center
 10.11  Employment Agreement with William L. Miller
 10.12  Employment Agreement with Jeanne E. Miller
 10.13  Incentive Compensation Plan
 10.14  1997 Long-Term Stock Incentive Plan
 10.15  Amendment to Asset Purchase Agreement between the Company and its Parent
 10.16  Form of Amendment to Bridge Loan Agreement


 10.17  Amended Form of Stock Repurchase Agreement and Note
 10.18  Second Addendum to Acquisition Agreement
 10.19  First Addendum to Escrow Agreement
 10.20  Third Addendum to Acquisition Agreement
 10.21  Agreement with Havana as of January 1, 1998*
 10.22  First Amendment to Exhibit 10.10*
 27.00  Financial Data Schedule*

------------------------
*        Filed herewith.

(b)      Reports on Form 8-K

         During the three months ended December 31, 1997, a Form 8-K was not filed or required to be filed.

                                   SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KIDS STUFF, INC.



                                           By: /s/ William L. Miller
                                               ------------------------
                                               William L. Miller,
                                               Chief Executive Officer


Dated:    Canton, Ohio
          March 31, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


 Signatures                           Titles                               Date
 ----------                           ------                               ----
/s/ William L. Miller          Chairman of the
------------------------       Board, Chief Executive Officer,
William L. Miller              Principal Financial Officer,
                               Treasurer and Secretary                March 31, 1998



/s/ Jeanne E. Miller           President and
------------------------       Director                               March 31, 1998
Jeanne E. Miller



/s/ Clark D. Swisher
------------------------       Director                               March 31, 1998
Clark D. Swisher