Form 10KSB/A
period 1997-12-31
KIDS STUFF INC
filed 1998-04-08
CIK 1027992

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                              FORM 10-KSB/A No. 1


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

                                KIDS STUFF, INC.

                                FINANCIAL REPORT

                                DECEMBER 31, 1997

                                KIDS STUFF, INC.

                                    CONTENTS





Page


INDEPENDENT AUDITORS' REPORT        27

FINANCIAL STATEMENTS
    Balance sheet 28-29
    Statements of operations        30
    Statements of stockholders' equity     31
    Statements of cash flows        32-33
    Notes to financial statements   34-49

                          Independent Auditors' Report


To the Stockholders and Board of Directors
Kids Stuff, Inc.
Canton, Ohio

   We have audited the accompanying balance sheet of Kids Stuff, Inc. as of December 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kids Stuff, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

   As discussed in Note A to the financial statements, Kids Stuff, Inc.
was incorporated during 1996 and prior to June 30, 1996, had no operations. The results of operations and cash flows prior to June 30, 1996 included in the accompanying financial statements are those of the predecessor company, Perfectly Safe, Inc., and certain assets of Duncan Hill Company, Ltd., the parent company of both Perfectly Safe, Inc. and Kids Stuff, Inc.



Canton, Ohio
February 10, 1998

                                KIDS STUFF, INC.

                                 BALANCE SHEET

                                December 31, 1997


          ASSETS
          ------
CURRENT ASSETS
    Cash                   $101,894
    Accounts receivable                                                335,013
    Due from affiliates                                                580,965
    Inventories                                                      1,389,012
    Deferred catalog expense                                           259,592
    Prepaid expenses                                                    21,798
                                                                    ----------
            Total current assets                                     2,688,274

PROPERTY AND EQUIPMENT
    Leasehold improvements                                              19,909
    Data processing equipment                                          207,378
    Machinery and equipment                                             93,366
    Vehicles                                                             9,089
    Furniture and fixtures                                             129,314
                                                                       -------
                                                                       459,056
    Less accumulated depreciation                                      193,634
                                                                       -------
                                                                       265,422
                                                                       -------

OTHER ASSETS, net of accumulated amortization
    Goodwill                                                         1,119,425
    Customer list                                                      474,940
                                                                       -------
                                                                     1,594,365
                                                                     ---------

                                                                    $4,548,061
                                                                    ----------
                                                                    ----------


                                KIDS STUFF, INC.

                                  BALANCE SHEET

                                December 31, 1997




          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt - related parties                          $   100,000
    Accounts payable                                                               1,617,204
    Line of credit                                                                   671,000
    Customer advances                                                                 35,393
    Accrued expenses                                                                 101,800
                                                                                 -----------
            Total current liabilities                                              2,525,397

LONG-TERM DEBT - RELATED PARTIES, NET OF
    CURRENT PORTION                                                                  200,000

STOCKHOLDERS' EQUITY

   Preferred stock - $.001 par value, 10,000,000 shares authorized,
     5,000,000 issued and outstanding, voting, without dividend                        5,000
   Common stock - $.001 par value, 25,000,000 shares authorized,
     3,512,856 issued and outstanding                                                  3,513
   Additional paid-in capital                                                      3,216,734
   Retained earnings (deficit)                                                    (1,402,583)
                                                                                  -----------
     Total stockholders' equity                                                    1,822,664

                                                                                  $ 4,548,061
                                                                                 ------------


     The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.

                            STATEMENTS OF OPERATIONS

                     Years Ended December 31, 1997 and 1996



                                                1997            1996

SALES                                       $ 11,016,601    $  6,638,995

COST OF SALES                                  6,812,422       4,204,321
                                            -------------   ------------

GROSS PROFIT                                   4,204,179       2,434,674

SELLING EXPENSES                               2,966,929       2,193,219

GENERAL AND ADMINISTRATIVE EXPENSES            1,077,041         712,515
                                            ------------    ------------

INCOME (LOSS) FROM OPERATIONS                    160,209        (471,060)

NET OTHER (EXPENSE) INCOME
    Interest expense                            (108,933)        (56,065)
    Other                                         (1,179)          5,485
                                            ------------    ------------
                                                (110,112)        (50,580)

NET INCOME (LOSS)                           $     50,097    $   (521,640)
                                            ------------    -------------

BASIC AND DILUTED INCOME (LOSS) PER SHARE   $        .01    $       (.14)
                                            ------------    -------------
                                            ------------    -------------



   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended December 31, 1997 and 1996



                                                  Common         Preferred      Paid-In        Retained
                                           Stock           Stock         Capital       Earnings         Total
                                           -----           -----         -------       --------         -----
BALANCE - JANUARY 1, 1996                 $ 2,400      $      --     $   297,600    $  (931,040)   $  (631,040)

SALE OF 1,300,000 COMMON
  SHARES TO BRIDGE
  LENDERS                                     1,300           --         161,200           --          162,500

NET LOSS                                       --             --            --         (521,640)      (521,640)
                                        -----------    -----------   -----------    -----------    -----------

BALANCE - DECEMBER 31, 1996                   3,700           --         458,800     (1,452,680)      (990,180)

ISSUANCE OF 5,000,000 PRE-
  FERRED SHARES TO
  DUNCAN HILL                                  --            5,000          --             --            5,000

REPURCHASE OF 857,144
  COMMON SHARES FROM
  BRIDGE LENDERS                               (857)          --        (106,286)          --         (107,143)

NET PROCEEDS FROM THE
  ISSUANCE OF 600,000 COMMON
  SHARES IN PUBLIC OFFERING                     600           --       2,619,290           --        2,619,890

ISSUANCE OF 70,000 UNREGI-
  STERED COMMON SHARES FOR
  PURCHASE OF NATURAL BABY                       70           --         244,930           --          245,000

NET INCOME                                     --             --            --           50,097         50,097
                                        -----------    -----------   -----------    -----------    -----------

BALANCE - DECEMBER 31, 1997             $     3,513    $     5,000   $ 3,216,734    $(1,402,583)   $ 1,822,664
                                        -----------    -----------   ------------   ------------   ------------
                                        -----------    -----------   ------------   ------------   ------------




   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.

                            STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 1997 and 1996

                                                                                         1997               1996
                                                                                         ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                           $      50,097         $ (521,640)
    Adjustments to reconcile net income (loss) to net cash
        provided (used) by operating activities:
            Depreciation and amortization                                              80,687             17,005
            Loss on disposal of assets                                                   -                30,450
            (Increase) in accounts receivable                                        (139,937)           (92,146)
            (Increase) decrease in inventories                                       (417,847)           105,622
            Decrease (increase) in deferred catalog expense                           203,464           (105,944)
            (Increase) in prepaid expenses                                            (18,254)               -
            Increase in accounts payable, customer advances and
                accrued expenses                                                      350,245            354,020
                                                                                   ----------            -------
Net cash provided (used) by operating activities                                      108,455           (212,633)

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in property and equipment                                             (157,023)           (38,921)
    Decrease (increase) in prepaid amounts for acquisition
        of Natural Baby Catalog business                                              126,007           (126,007)
    Purchase of Natural Baby Catalog business                                      (1,721,829)               -
                                                                                    ---------            ------
Net cash (used) by investing activities                                            (1,752,845)          (164,928)

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings on line of credit - net                                                 21,000            220,000
    Sale of common stock                                                            2,619,890            162,500
    Purchase of common stock                                                         (107,143)               -
    Sale of preferred stock                                                             5,000                -
    Borrowings on long-term debt - related parties                                       -               566,858
    Payments on long-term debt - related party                                       (266,858)               -
    Payment on note payable for acquisition of Natural Baby
        Catalog                                                                      (100,000)               -
    Decrease (increase) in prepaid amounts for public offering                         43,782            (43,782)
    (Decrease) in due to affiliates                                                  (137,070)          (315,086)
    (Increase) in due from affiliates                                                (580,965)               -
                                                                                    ---------            -------
Net cash provided by financing activities                                           1,497,636            590,490
                                                                                    ---------            -------


   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.

                     Years Ended December 31, 1997 and 1996



                                                               1997         1996
                                                               ----         ----

NET (DECREASE) INCREASE IN CASH                             $(146,754)   $ 212,929

CASH - BEGINNING                                              248,648       35,719
                                                            ---------    ---------

CASH - ENDING                                               $ 101,894    $ 248,648
                                                            ----------   ---------
                                                            ----------   ---------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION

        Cash paid during the year for interest              $ 108,778    $  50,554
                                                            ----------   ---------
                                                            ----------   ---------

SUPPLEMENTAL DISCLOSURE OF NONCASH
    INVESTING ACTIVITY

        Borrowing on note payable for the purchase of
            The Natural Baby Catalog                        $ 100,000    $    --

        Issuance of 70,000 unregistered common shares for
            the purchase of The Natural Baby Catalog          245,000         --




   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.

                          NOTES TO FINANCIAL STATEMENTS


Summary of Significant Accounting Policies and Reorganization

         A. Reorganization - Kids Stuff, Inc. ("Kids Stuff" or the "Company") was incorporated during 1996 as a wholly-owned subsidiary of Duncan Hill Company, Ltd. ("Duncan Hill"). Prior to a reorganization occurring June 30, 1996, Kids Stuff had no operations. The operations shown in the accompanying financial statements prior to June 30, 1996 are those of Perfectly Safe, Inc., which was dissolved as part of the reorganization and is sometimes referred to as "Predecessor" in these financial statements.

             Perfectly Safe, Inc. was also a wholly-owned subsidiary of Duncan Hill. Effective June 30, 1996, the assets and liabilities of Perfectly Safe, Inc., reverted to Duncan Hill, and Perfectly Safe, Inc. was dissolved. As part of the reorganization, the Company acquired the assets and liabilities of its Predecessor. The Company also acquired, as part of the reorganization, certain fixed assets formerly belonging to Duncan Hill at a net book value of $122,143 at December 31, 1995. The combination of the Company's acquisition of the assets of its Predecessor and the Company's acquisition of certain assets of Duncan Hill were accounted for at historical cost as a reorganization of companies under common control. The operations of the Predecessor are currently operated as the Perfectly Safe Division and Jeanne's Kids Club Division of the Company.

         B. Business Description - The Company is in the mail order business and sells to customers throughout the United States. Perfectly Safe, a division of the Company, primarily sells children's safety products for use up to age 3. Jeanne's Kids Club, a division of the Company, sells hard good products for children primarily up to the age of 3. Natural Baby, a division of the Company, sells clothing and toys for children primarily up to the age of 3. Products are purchased from a variety of vendors.

         C. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                KIDS STUFF, INC.

Summary of Significant Accounting Policies and Reorganization (continued)

         D. Fair Value of Financial Instruments - The fair value of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturities of those financial instruments. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with Statement of Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

         E. Trade Receivables - It is the Company's policy to record accounts receivable net of an allowance for doubtful accounts. Management has determined that no allowance is necessary as of December 31, 1997. Bad debt expense was $37,904 and $34,752 for the years ended December 31, 1997 and 1996, respectively.

         F. Inventories consist of finished goods held for resale and are stated at the lower of cost or market with cost being determined by the first-in, first-out (FIFO) method.

         G. Deferred catalog expenses are costs of catalogs mailed to customers which are deferred and amortized over periods ranging from four weeks to six months, the estimated length of time customers utilize catalogs and other mail order mailings from the Company. Catalog expense was $2,473,778 and $1,936,094 for the years ended December 31, 1997 and 1996, respectively.

         H. Property and equipment are carried at cost and depreciated using the straight-line method over their estimated useful lives ranging from five to ten years. Depreciation expense amounted to $29,541 and $17,005 for the years ended December 31, 1997 and 1996, respectively.

             Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

         I. Intangible Assets - During 1997, the Company purchased the net assets and operations of The Natural Baby Company as discussed in
             Note 5. Management has determined the fair value of the customer list acquired in that acquisition to be $505,000. The excess purchase price over the fair value of assets acquired amounted to $1,140,512 and was recorded as goodwill. The customer list is being amortized using the straight-line method over seven years. Goodwill is being amortized using the straight-line method over twenty years. Accumulated amortization was $30,060 and $21,087, respectively, for the customer list and goodwill as of December 31, 1997.

                                KIDS STUFF, INC.

Summary of Significant Accounting Policies and Reorganization (continued)

         J. The Company developed and maintains a mailing list of customers who have purchased merchandise in the recent past. The cost of developing, maintaining, and updating this list is expensed in the period incurred.

         K. Per Share Amounts - Net income per share is calculated using the weighted average number of shares outstanding during the year and additional shares assumed to be outstanding to reflect the dilutive effect of common stock equivalents. The only common stock equivalents outstanding were the 2,400,000 Class A Warrants. The number of shares outstanding in computing basic and diluted earnings per share for 1997 and 1996 are as follows:


                                                              1997       1996
                                                              ----       ----

              Actual weighted average number of common
                  shares outstanding                       3,551,432   3,700,000

              Effect of dilutive warrants                    768,000      -
                                                           ---------- ----------

              Weighted average assuming conversion used
                  for diluted earnings per share           4,319,432   3,700,000
                                                           ----------  ---------
                                                           ----------  ---------

             For the 1996 calculation of shares outstanding, the 3,700,000 shares includes the 857,144 shares that the Company bought back from the private investors in 1997 (see Note 2A).

         L. Reclassification - Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

         M.  New Authoritative Pronouncements

             In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121). SFAS 121 requires the Company to review long-lived assets and certain identifiable intangibles, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                                KIDS STUFF, INC.

Summary of Significant Accounting Policies and Reorganization (continued)

             The assessment of impairment is based on the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down would be recorded measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. The adoption of SFAS 121 did not have any effect on the Company's financial statements.

             In October 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, was issued which establishes accounting and reporting standards for stock-based compensation plans. This standard encourages the adoption of the fair value-based method of accounting for employee stock options or similar equity instruments, but continues to allow the Company to measure compensation cost for those equity instruments using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value-based method, compensation cost is measured at the grant date based on the value of the award. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount the employee must pay to acquire the stock. The Company uses the intrinsic value-based method for stock-based compensation to employees. As a result, this standard does not have any effect to the Company's financial statement other than to require disclosure of the pro forma effect on net income of using the fair value-based method of accounting.

             In February 1997, SFAS 128, "Earnings per Share" and SFAS 129, "Disclosure of Information About Capital Structure," were issued. SFAS 128 establishes new standards for computing and reporting earnings per share. SFAS 129 requires an entity to explain the pertinent rights and privileges of outstanding securities. The Company adopted these new standards in the period ended December 31, 1997. All prior period earnings per share data have been restated for the adoption of SFAS 128. The effect of adoption was not material.

                                              KIDS STUFF, INC.

                                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Summary of Significant Accounting Policies and Reorganization (continued)

             In June 1997, SFAS 130, "Reporting Comprehensive Income," was issued. SFAS 130 established new standards for reporting comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. The Company expects that comprehensive income will not differ materially from net income.

             In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 changes the standards for reporting financial results by operating segments, related products and services, geographical areas and major customers. The Company must adopt SFAS 131 no later than December 31, 1998. The Company believes that the effect of adoption will not be material.

   Note 1.        Parent Corporation

             Prior to June 30, 1996, the telemarketing, order fulfillment, data processing, and administrative function of Perfectly Safe, Inc. were provided by Duncan Hill, which also provided those services, as applicable, to its other operating subsidiaries. Duncan Hill allocated the cost of its services, including rent, to its operating subsidiaries on a direct cost basis, as applicable, or on a pro rata basis determined by the percentage of total assets of the various operating subsidiaries, exclusive of the assets of Duncan Hill. Management believes this is a reasonable basis of cost allocation and that these expenses would not have been materially different had the Company been on a stand-alone basis.

             As of June 30, 1996, the Company purchased from Duncan Hill the assets used by Duncan Hill to perform the telemarketing, order fulfillment, data processing, and administrative functions. The Company commenced the performance of these functions as of June 30, 1996, except for the payroll and accounting functions, which Duncan Hill continued to provide through December 31, 1996. Duncan Hill charged the Company for its allocated portion of these expenses on the basis of total assets, which management believes to be a reasonable basis of cost allocation. Management believes that, had the Company been on a stand-alone basis, these expenses would not be materially different.

                                KIDS STUFF, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Note 1.  Parent Corporation (continued)

             Subsequent to December 31, 1996, the Company provides services to Duncan Hill and Duncan Hill's other subsidiary, as requested, on an actual cost basis. Actual costs are those direct costs that can be charged on a per order or per hour basis, plus general and administrative costs allocated on a pro rata basis by dividing the total assets of the operating entity requesting services by the sum of the total assets of all operating entities of Duncan Hill and the operating entity requesting services.

Note 2.   Stockholders' Equity

          A.  Common Stock

             In connection with the reorganization effective June 30, 1996, the Company issued to its parent, Duncan Hill Co., Ltd., 2,400,000 shares of Common Stock at a value of $.125 per share. Commencing October 1996, the Company sold an aggregate of 1,300,000 shares of Common Stock to eight private investors for the aggregate purchase price of $162,500. These 3,700,000 shares of unregistered securities were issued by the Company at its inception. There were no underwriting discounts and commissions paid in connection with the issuance of any said securities.

             In June 1997, the Company repurchased 857,144 of the shares sold to five of the eight private investors at a repurchase price of $.125 per share. The Company's repurchase payment was in the form of promissory notes totaling $107,143. These notes were paid off in July 1997 with the proceeds of the public offering.

             In July 1997, the Company completed an initial public offering (see
             Note 7) in which 600,000 common shares were issued.

             In July 1997, the Company issued 70,000 unregistered restricted shares which represented $245,000 of the $2,066,829 purchase cost of The Natural Baby Catalog (see Note 5).

                                KIDS STUFF, INC.

Note 2.  Stockholders' Equity (continued)

         B.  Preferred Stock

             The Board of Directors has the authority, without further action by the stockholders, to issue up to 10,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, and the number of shares constituting any series or the designation of such series.

             During January 1997, the Company issued 5,000,000 shares of Series A Preferred Stock, $.001 par value to Duncan Hill as part of the reorganization (See Note A). The holders of the Series A Preferred Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

             The Series A Preferred Stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series A Preferred Stock has a liquidation preference of $.001 per share.

         C.  Warrants

             In conjunction with the public offering discussed in Note 7, the Company issued 2,400,000 Class A warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $5.00 for a period of four years commencing one year after the date of the Company's prospectus. The Company may redeem the Warrants at a price of $.05 per Warrant, at any time after they become exercisable, upon not less than 30 days' prior written notice, if the closing bid price of the Common Stock has been at least $14.40 per share for 20 consecutive trading days ending on the fifth day prior to the date on which the notice of redemption is given.

                                KIDS STUFF, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Note 3.   Note Payable - Line of Credit

             Kids Stuff, Inc. has an $800,000 line of credit from United Bank with an open term which is payable on demand, bearing interest payable monthly at the bank's prime lending rate plus 1%, for an effective rate of 9.5% at December 31, 1997, and had a balance of $671,000 at December 31, 1997. The line is secured by assets of the Company, as well as the assets of Duncan Hill and another Duncan subsidiary, E. A. Carey of Ohio, Inc. The repayment of the facility is guaranteed by Mr. Miller, the Company's Chief Executive Officer. The credit facility extends through June 30, 1998, and a condition of renewal is that the Company maintain a zero balance on the credit line for a period of thirty consecutive days sometime during the course of each year. The weighted average interest rate for the years ended December 31, 1997 and 1996 was 9.4% and 9.3%, respectively. Due to the current nature of the liability, the carrying amount of the line approximates fair value.

Note 4.   Long-Term Debt - Related Parties

          A. Long-term debt - related parties consists of the following at December 31:


                                                                                            1997
                  1996
                  Note Payable - Duncan Hill Company (parent company), unsecured and payable in four annual principal payments plus interest at
                  8.0%, matures June 2000. The initial installment was for
                  $66,858 and the three
                  remaining installments are for $100,000.                         $ 300,000   $ 366,858

                  Note Payable - (bridge lenders) - The entire principal
                  plus interest at 8.0%, was paid off during 1997.                       -       125,000

                  Note Payable - (bridge lenders) - The entire principal
                  plus interest at 8.0%, was paid off during 1997.                       -        75,000
                                                                                  ----------  ----------
                                                                                     300,000     566,858
                  Less current portion                                               100,000     266,858
                                                                                  ----------  ----------
                                                                                   $ 200,000   $ 300,000
                                                                                  ----------   ----------
                                                                                  ----------   ----------



                                KIDS STUFF, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Note 4.  Long-Term Debt - Related Parties (continued)

         B. Principal payments required to be made for the next three years are as follows:


                     Year
                     ----
                     1998                         $ 100,000
                     1999                           100,000
                     2000                           100,000
                                                    -------

                                                  $ 300,000
                                                  ---------



Note 5.        Acquisition of The Natural Baby Catalog

             In July 1997, the Company acquired the net assets and operations of The Natural Baby Catalog, a mail order retailer of children's clothing and toys. The purchase was funded with the net proceeds of an initial public offering. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the acquired company have been included in the Company's financial statements since the date of acquisition. The aggregate purchase price is comprised of the following:


               Cash paid to former owners and to pay off debt of
                   The Natural Baby Company                                     $ 1,444,831

               Costs of acquisition                                                 276,998

               Issuance of 70,000 Kids Stuff unregistered common shares to the former owners of The Natural Baby
                   Company                                                          245,000

               Note payable                                                         100,000
                                                                                    -------

                       Total purchase price                                     $ 2,066,829
                                                                                ------------


                                KIDS STUFF, INC.

Note 5.    Acquisition of The Natural Baby Catalog (continued)

             The purchase price was allocated to the net assets acquired based on fair values as follows:


         Accounts receivable                                       $   29,297

         Inventory                                                    474,769

         Deferred catalog costs                                       185,587

         Prepaid expenses                                               3,544

         Property and equipment                                        24,331

         Customer list                                                505,000

         Accounts payable assumed                                    (296,211)

         Net assets acquired                                          926,317

         Excess of the purchase price over fair market value
                 of assets acquired                                 1,140,512
                                                                    ---------

           Total purchase price                                   $ 2,066,829
                                                                  -----------
                                                                  -----------


             The excess of the aggregate purchase price over the fair market value of net assets acquired of $1,140,512 was recorded as goodwill.

             The following unaudited pro forma results of operations for the years ended December 31, 1997 and 1996 assume the acquisition occurred as of January 1, 1996:


                                           1997                       1996
                                           ----                       ----

                Sales                   13,954,877                 13,090,210

                Net income                 298,835                     37,009

                Earnings per share             .08                        .01


                                KIDS STUFF, INC.

   Note 6.        Income Tax

             The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.

             Deferred income taxes reflect the effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) consisted of the following at December 31, 1997:


     Deferred tax assets:
         Net operating loss carryforward                  $ 122,529
         Inventory obsolescence                              37,796
                                                           --------
     Total deferred tax assets                              160,325
     Valuation allowance                                    (62,573)
                                                           --------
     Net deferred tax asset                                  97,752

     Deferred tax liabilities:
         Deferred catalog expense                           (88,261)
         Amortization                                        (4,586)
         Depreciation                                        (4,905)
                                                          ---------
     Total deferred tax liabilities                         (97,752)
                                                          ---------
     Net deferred income taxes                            $    -
                                                          ----------
                                                          ----------

             The Company's ability to recognize deferred tax assets is dependent on generating future regular taxable income. In accordance with the provisions of SFAS 109, management has provided a valuation allowance.

             The Company had net operating loss carryforwards of approximately $360,000 as of December 31, 1997 for tax purposes. The loss carryforwards expire in the year 2011. Tax net operating losses of the Predecessor incurred prior to July 1996 reverted to the parent company in the reorganization.

                                KIDS STUFF, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)




   Note 7.  Public Offering

             In July 1997, the Company completed an initial public offering in which 300,000 units were sold for $2,619,890, net of issuance costs of $980,110. Each unit consisted of two common shares and eight redeemable Class A warrants, and sold for $12 per unit. The common stock and warrants are separately transferable.

             The proceeds of the public offering were used to acquire net assets and operations of The Natural Baby Catalog, to pay on accounts payable, to repay indebtedness to bridge lenders, to repay indebtedness to the Company's parent, Duncan Hill, to consolidate the operations of The Natural Baby Catalog, and for general corporate purposes.

   Note 8.  Employment Agreement

             The Company has entered into separate five-year employment agreements with William L. Miller and Jeanne E. Miller, effective January 1, 1997, pursuant to which Mr. Miller is to serve as Chief Executive Officer of the Company and Mrs. Miller is to serve as its Executive Vice President. The employment agreements provide for an annual base salary of $125,000 for Mr. Miller and $90,000 for Mrs. Miller, subject to annual review for increase by the Company. The employment agreements also provide for the eligibility of these executives to receive annual cash bonuses under the Company's Incentive Compensation Plan.

             Each of Mr. Miller and Mrs. Miller were granted under their respective employment agreements an option to purchase 100,000 shares of the Company's Common Stock, which will vest 25% on each of the first four anniversary dates commencing January 1, 1998, regardless of whether the executive is employed on such dates by the Company. The vested options will be immediately exercisable and will expire ten years from the date of the agreement. The exercise price of the options shall be $5.00 per share, subject to downward adjustments in the exercise price if the Company meets certain performance goals.

                                KIDS STUFF, INC.

   Note 8.  Employment Agreement (continued)

             As described in Note M, the Company accounts for employee stock options under APB 25 and, accordingly, no compensation cost has been recognized. If the Company had elected to recognize compensation cost consistent with the method prescribed by SFAS 123, the Company's net income would have been reduced by approximately $330,000 or $.09 per share for the year ended December 31, 1997.

             For purposes of the pro forma disclosures presented above, the Company computed the fair values of options granted using the Black-Scholes option pricing model assuming no dividends, 45% volatility, an expected life of 50% of the ten-year option terms, and a risk-free interest rate of 6.3%.

   Note 9.  Incentive Plans

         A.  Incentive Compensation Plan

             The Company's Incentive Compensation Plan (the "Plan") is designed to motivate employee participants to achieve the Company's annual strategic goals. Eligibility for participation in the Plan is limited to the Chief Executive Officer and the Executive Vice President of the Company, and such other employees of the Company as may be designated by the Board of Directors from time to time. For each fiscal year of the Company, the Board will establish a bonus pool not to exceed 10% of the Company's operating income. The amount of such pool with respect to any year shall be determined subsequent to the end of that year upon the determination of the Company's operating income for that year. Each participant in the Plan is eligible to receive from the bonus pool an annual award of up to 50% of the participant's base salary. There were no awards in 1997 or 1996.

                                KIDS STUFF, INC.

   Note 9.        Incentive Plans (continued)

         B.  Stock Incentive Plan

             During 1997, the Company adopted a Stock Incentive Plan (Incentive
             Plan). Under the Incentive Plan, the Compensation Committee of the Board of Directors may grant stock incentives to key employees and the directors of the Company pursuant to which a total of 400,000 shares of Common Stock may be issued; provided, however, that the maximum amount of Common Stock with respect to which stock incentives may be granted to any person during any calendar year shall be 20,000 shares, except for a grant made to a recipient upon the recipients initial hiring by the Company, in which case the number shall be a maximum of 40,000 shares. These numbers are subject to adjustment in the event of a stock split and similar events. Stock incentive grants may be in the form of options, stock appreciation rights, stock awards or a combination thereof. No stock incentives were granted under the Incentive Plan in 1997.

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


Dated:    Canton, Ohio
          April 7, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


 Signatures                           Titles                               Date
 ----------                           ------                               ----
/s/ William L. Miller          Chairman of the
------------------------       Board, Chief Executive Officer,
William L. Miller              Principal Financial Officer,
                               Treasurer and Secretary                April 7, 1998



/s/ Jeanne E. Miller           President and
------------------------       Director                               April 7, 1998
Jeanne E. Miller



/s/ Clark D. Swisher
------------------------       Director                               April 7, 1998
Clark D. Swisher