Form 10QSB
period 1998-03-31
KIDS STUFF INC
filed 1998-05-15
CIK 1027992

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1998

                                        OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from   ______________________ to _____________________

Commission file number  000-29334

                                KIDS STUFF, INC.
     (Exact name of registrant as specified in its charter)

              Delaware                                34-1843520
    (State or other  jurisdiction  of              (I.R.S. Employer
      incorporation or organization)               Identification No.)

         4450 Belden Village Street, N.W., Suite 406, Canton, Ohio 44718
                    (Address of principle executive offices)
                                   (Zip Code)

                                 (330) 492-8090
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [ X ]                         No [ ]

As of April 22, 1998, there were 3,512,856 shares of the Registrant's Common Stock $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format.

                   Yes [ ]                          No [X]

INDEX


Balance Sheets - March 31, 1998 (Unaudited) and December 31, 1997. ......      3
Statements of Operations - Three Months Ended March 31, 1998 and 1997
 (Unaudited). ...........................................................      5
Statements of Cash Flows ................................................      6
Notes to Financial Statements ...........................................      8
Item 2 - Management's Discussion and Analysis or Plan of Operations .....     15
Part II - Other Information .............................................     18

                                Kids Stuff, Inc.
                                 Balance Sheets


                                                     (UNAUDITED)
                                                      March 31,       December 31,
                                                        1998              1997
                                                     ------------     -----------
ASSETS

CURRENT ASSETS
     Cash ...................................        $   79,490        $  101,894
     Accounts receivable ....................           312,487           335,013
     Inventories ............................         1,330,787         1,389,012
     Deferred catalog expense ...............           504,704           259,592
     Due from affiliates ....................           588,037           580,965
     Prepaid expenses .......................            40,360            21,798
                                                     ----------        ----------
        Total Current Assets ................         2,855,865         2,688,274

PROPERTY & EQUIPMENT:
     Data processing equipment ..............           213,432           207,378
     Leasehold Improvements .................            19,909            19,909
     Vehicles ...............................             9,089             9,089
     Machinery and equipment ................            95,787            93,366
     Furniture and fixtures .................           140,511           129,314
                                                     ----------        ----------
                                                        478,730           459,056
     Less accumulated depreciation ..........           205,754           193,634
                                                     ----------        ----------
                                                        272,976           265,422
OTHER ASSETS, net of accumulated amortization
     Goodwill ...............................         1,102,881         1,119,425
     Customer List ..........................           463,746           474,940
                                                     ----------        ----------
                                                      1,566,627         1,594,365

                                                     $4,695,467        $4,548,061
                                                     ----------        ----------
                                                     ----------        ----------

   The accompanying notes are an integral part of these financial statements.

                                                   Kids Stuff, Inc.
                                                    Balance Sheets



                                                            (UNAUDITED)
                                                              March 31,        December 31,
                                                                1998              1997
                                                            -------------      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion long-term debt - related parties        $   100,000         $   100,000
     Accounts payable ...............................          1,698,584           1,617,204
     Line of credit .................................            732,000             671,000
     Customer advances and other ....................             83,159             137,193
                                                             -----------         -----------
        Total Current Liabilities ...................          2,613,743           2,525,397

LONG-TERM DEBT-RELATED PARTIES,NET OF CURRENT PORTION            200,000             200,000

STOCKHOLDERS' EQUITY:
     Preferred stock ................................              5,000               5,000
     Common stock ...................................              3,513               3,513
     Additional paid - in capital ...................          3,216,734           3,216,734
     Retained earnings (deficit) ....................         (1,343,523)         (1,402,583)
                                                             -----------         -----------
        Total Stockholders' Equity ..................          1,881,724           1,822,664
                                                             -----------         -----------

                                                             $ 4,695,467         $ 4,548,061
                                                             -----------         -----------
                                                             -----------         -----------

   The accompanying notes are an integral part of these financial statements.

                                Kids Stuff, Inc.
                            Statements of Operations



                                                           (UNAUDITED)
                                                   Three Months Ended March 31,
                                                 --------------------------------
                                                     1998               1997
                                                 ------------       -------------
Sales ...................................        $ 3,204,877         $ 1,465,541

Cost of Sales ...........................          2,001,467             825,394
                                                 -----------         -----------

Gross Profit ............................          1,203,410             640,147

Selling Expenses ........................            769,728             594,841

General and Administrative
      Expenses ..........................            366,241             189,443
                                                 -----------         -----------

Income (Loss) From Operations ...........             67,441            (144,137)

Net Other (Expense) Income ..............             (8,381)            (14,819)
                                                 -----------         -----------

Net Income (Loss) .......................        $    59,060         ($  158,956)
                                                 -----------         -----------
                                                 -----------         -----------
Basic and Diluted Income (Loss) Per Share               0.02               (0.04)
                                                 -----------         -----------
                                                 -----------         -----------

   The accompanying notes are an integral part of these financial statements.

                                Kids Stuff, Inc.
                            Statements of Cash Flows


                                                                               (UNAUDITED)
                                                                       Three Months Ended Mar 31,
                                                                      -----------------------------
                                                                          1998             1997
Cash Flows From Operating Activities:
     Net income (loss) ........................................        $  59,060         ($158,956)
     Adjustments to reconcile net income (loss) to net
        cash provided (used) by operating activities:
           Depreciation and amortization ......................           39,859             8,841
           Decrease (increase) in accounts receivable .........           22,524           (43,808)
           Decrease in inventories ............................           58,226           108,924
           (Increase) in deferred catalog expense .............         (245,112)          (63,180)
           (Increase) in prepaid expenses .....................          (18,562)             --
           Increase in accounts payable, customer advances
                  and other ...................................           27,346           242,322
                                                                       ---------         ---------
Net cash (used) provided by operating activities ..............          (56,659)           94,143

Cash Flows From Investing Activities:
     Investment in property and equipment .....................          (19,673)
                                                                                           (13,497)
     Prepaid amounts for acquisition of Natural Baby Catalog
     business
                                                                            --             (19,533)
     Purchase of Natural Baby Catalog business                              --                --
                                                                       ---------         ---------
                                                                       ---------         ---------
Net cash (used) by investing activities .......................          (19,673)          (33,030)

Cash Flows From Financing Activities:
     Borrowings on line of credit - net .......................           61,000              --
     Sale of common stock .....................................             --                --
     Sale of preferred stock ..................................             --               5,000
     Borrowings on long-term debt - related parties ...........             --                --
     Payment on long-term debt - related parties ..............             --                --
     Payment on note payable for acquisition of Natural Baby
     Catalog ..................................................             --                --
     Purchase of common stock .................................             --                --
     Decrease (increase) in prepaid amounts for public offering             --            (135,759)
     (Decrease) in due to affiliates ..........................             --            (137,070)
     (Increase) in due from affiliates ........................           (7,072)             --
                                                                       ---------         ---------
Net cash provided (used) by financing activities ..............           53,928          (267,829)

Net (Decrease) in Cash ........................................          (22,404)         (206,716)

Cash - Beginning ..............................................          101,894           248,648
                                                                       ---------         ---------
Cash - Ending .................................................        $  79,490         $  41,932
                                                                       ---------         ---------
                                                                       ---------         ---------
Supplemental Disclosure of Cash Flow Information
     Cash Paid during the period for interest                            $11,214           $13,512



   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note 1   Organization and Business

         A. Business Description - The Company is in the mail order business and sells to customers throughout the United States. Perfectly Safe, a division of the Company, primarily sells children's safety products for use up to age 3. Jeanne's Kids Club, a division of the Company, sells hard good products for children primarily up to the age of 3. Natural Baby, a division of the Company, sells clothing and toys for children primarily up to the age of 3. Products are purchased from a variety of vendors.

         B. Reorganization - Kids Stuff, Inc. ("Kids Stuff" or the "Company") was incorporated during 1996 as a wholly-owned subsidiary of Duncan Hill, Inc. ("Duncan Hill"). Prior to a reorganization occurring June 30, 1996, Kids Stuff had no operations. The operations shown in the accompanying financial statements prior to June 30, 1996 are those of Perfectly Safe, Inc., which was dissolved as part of the reorganization and is sometimes referred to as "Predecessor" in these financial statements.

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

Note 2   Basis of Presentation

             The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1998, results of operations and cash flows for the three months ended March 31, 1998.

             The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

                                KIDS STUFF, INC.

Note 3.  New Authoritative Pronouncements

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

             In June 1997, SFAS 130, "Reporting Comprehensive Income," was issued. SFAS 130 established new standards for reporting comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. The Company's comprehensive income is the same as net income for the periods presented.

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

                                KIDS STUFF, INC.

Note 4   Contract With The Havana Group, Inc.

             Effective January 1, 1998, the Company contracted with The Havana Group, Inc.("Havana") at an annual fee of approximately $206,100 for the administrative, executive and accounting services, as outlined below, and $2.40 per order processed, to be performed by the Company, for Havana. The Company will also receive 5% of Havana's 1998 pre-tax profit in connection with these administrative and fulfillment services.

                  Accounting and Payroll Services                    $   34,000
                  Administration and Human Resource Management           51,600
                  Data Processing                                        34,900
                  Office Equipment and Facilities Use                    32,200
                  Merchandising and Marketing Services                   38,100
                  Purchasing Services                                    15,300
                                                                         ------
           Total                                                       $ 206,100
                                                                         ------
                                                                         ------

   Note 5.        Stockholders' Equity

         A.       Common Stock

             In connection with the reorganization effective June 30, 1996, the Company issued to its parent, Duncan Hill, 2,400,000 shares of Common Stock at a value of $.125 per share. Commencing October 1996, the Company sold an aggregate of 1,300,000 shares of Common Stock to eight private investors for the aggregate purchase price of $162,500. These 3,700,000 shares of unregistered securities were issued by the Company at its inception. There were no underwriting discounts and commissions paid in connection with the issuance of any said securities.

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

                                KIDS STUFF, INC.

   Note 5.        Stockholders' Equity (continued)

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

   Note 6.        Note Payable - Line of Credit

             Kids Stuff, Inc. has an $800,000 line of credit from United Bank with an open term which is payable on demand, bearing interest payable monthly at the bank's prime lending rate plus 1%, for an effective rate of 9.5% at March 31, 1998, and had a balance of $732,000 at March 31, 1998. The line is secured by assets of the Company, as well as the assets of Duncan Hill and another Duncan subsidiary, The Havana Group, Inc.("Havana"), formerly E. A. Carey of Ohio, Inc. The repayment of the facility is guaranteed by Mr. Miller, the Company's Chief Executive Officer and Havana. The credit facility extends through June 30, 1998, and a condition of renewal is that the Company maintain a zero balance on the credit line

                                KIDS STUFF, INC.

   Note 6.        Note Payable - Line of Credit (continued)


             for a period of thirty consecutive days sometime during the course of each year. The weighted average interest rate for the quarters ended March 31, 1998 and 1997 was 9.5% and 9.25%, respectively, and 9.4% for the year ended December 31,1997. Due to the current nature of the liability, the carrying amount of the line approximates fair value.

   Note 7.        Long-Term Debt - Related Parties

         A. Long-term debt - related parties consists of the following at March 31, 1998 (unaudited) and December 31, 1997.

                                                               March 31,     December 31,
                                                               --------      -----------
                                                                 1998            1997
                                                               --------        --------
Note Payable - Duncan Hill Company (parent
company),
  unsecured and payable in four annual principal
  payments plus interest at 8.0%, matures June 2000
  The initial installment was for $66,858 and the three
  remaining installments are for $100,000 .............        $300,000        $300,000

Note Payable - (bridge lenders) - The entire principal
   plus interest at 8.0%, was paid off during 1997  ...            --              --

Note Payable - (bridge lenders) - The entire principal
   plus interest at 8.0%, was paid off during 1997  ...            --              --
                                                               --------        --------
                                                                300,000         300,000
      Less current portion ............................         100,000         100,000
                                                               --------        --------
                                                               $200,000        $200,000
                                                               --------        --------
                                                               --------        --------

         B. Principal payments required to be made on long-term debt - related parties are as follows:

           Year
           1998                                   $ 100,000
           1999                                     100,000
           2000                                     100,000
                                                    -------
                                                  $ 300,000
                                                    -------
                                                    -------

                                KIDS STUFF, INC.

   Note 8.        Acquisition of The Natural Baby Catalog

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

          Cash paid to former owners and to pay off debt of
              The Natural Baby Company ..............................        $1,444,831

          Costs of acquisition ......................................           276,998

          Issuance of 70,000 Kids Stuff unregistered common shares to the former owners of The Natural Baby
              Company ...............................................           245,000

          Note payable ..............................................           100,000
                                                                             ----------
                  Total purchase price ..............................        $2,066,829
                                                                             ----------
                                                                             ----------

             The purchase price was allocated to the net assets acquired based on fair values as follows:

          Accounts receivable ..................            $  29,297

          Inventory ............................              474,769

          Deferred catalog costs ...............              185,587

          Prepaid expenses .....................                3,544

          Property and equipment ...............               24,331

          Customer list ........................              505,000

          Accounts payable assumed .............             (296,211)
                                                             --------
               Net assets acquired .............              926,317

                                KIDS STUFF, INC.

Note 8.  Acquisition of The Natural Baby Catalog (continued)

          Excess of the purchase price over fair market value
              of assets acquired ............................         1,140,512

                  Total purchase price ......................        $2,066,829
                                                                     ----------
                                                                     ----------

             The excess of the aggregate purchase price over the fair market value of net assets acquired of $1,140,512 was recorded as goodwill.

             The following unaudited pro forma results of operations for the years ended December 31, 1997 assume the acquisition occurred as of January 1, 1997:

                                                               1997
                                                          --------------
          Sales ..............................              13,954,877

          Net Income .........................                 298,835

          Earnings per share .................                     .08


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

    Item 2.     Management's Discussion and Analysis or Plan of Operation.

                                    OVERVIEW

Kids Stuff, Inc. is a catalog merchant selling quality children's products to consumers throughout the United States. Our business emphasizes products for children in the age group of prenatal to three years old, and consists of three catalogs:

    -   Perfectly Safe specializes in children's safety products.
    - Jeannie's Kids Club offers toys and other hardgoods at discount prices in return for an annual membership fee.
    - The Natural Baby Catalog emphasizes natural clothing, diapering and wood toys.

We acquired Perfectly Safe during January 1990 and circulated approximately 900,000 catalogs during that first year, producing net sales of $1,473,000. By the end of 1997, sales had increased to over $3.9 million, which resulted in an annual compound growth rate of approximately 15%. In the first quarter of 1998 net sales were $1,186,012, an increase of 67.5% over the comparable 1997 period.

Jeannie's Kids Club was created and developed in-house, and the first catalog was mailed during July 1995. The annual club membership is $18, and is renewed automatically each year, subject to customer cancellation and other limitations. In return for their membership fee, members are able to purchase products at discount prices compared to other children's catalogs. During the year1997, the second full year of Kids Club operations, net sales were $3.2 million. However, during the first quarter of 1998 net sales were 16% less than the comparable 1997 period, reflecting the impact of a planned reduction of 52% in catalog circulation.

We acquired The Natural Baby Catalog on July 2,1997, using the proceeds from our initial public offering. The Natural Baby Catalog compliments our other catalogs and offers alternative products to parents interested in natural childbirth, nursing products and natural fiber clothing. During 1997, The Natural Baby Catalog generated net sales of $3.8 million in the third and fourth quarters, and is expected to contribute substantially to our growth in 1998.

                              RESULTS OF OPERATIONS

Three months ended March 31, 1998 compared to the three months ended March 31, 1997.

Revenues for the quarter ended March 31, 1998 increased 119% to $3,204,877, compared with $1,465,541 for the same period of 1997. Net profits for the first quarter of 1998 improved to $59,060 compared with a net loss of ($158,956) for the same period in 1997.

Approximately 80% of our increased revenues were attributed to The Natural Baby Catalog. Combined revenues from our Perfectly Safe and Kids Club catalogs increased 24.5% compared with 1997, producing the remainder of our overall revenue increase.

Cost of sales increased from 56.3% of net sales in 1997 to 62.5% in 1998. The change is attributable to post holiday returns and the shipping rate increase imposed by United Parcel Service during February.

Selling expenses, consisting of advertising and marketing costs, were 24.0% of net sales in the first quarter of 1998, compared with 40.6% in the first quarter of 1997. This 40.9% reduction in selling expense as a percentage of net sales, reflects the impact of The Natural Baby Catalog, whose selling expenses are less than those of our other catalogs. Additionally, we improved the productivity of our Perfectly Safe and Kids Club catalog mailings during the first quarter of 1998, which resulted in lower selling expenses compared with the first quarter of 1997.

General and Administrative expenses increased by $176,798, but improved from 12.9% of net sales in 1997 to 11.4% this quarter. As a result of the Natural Baby acquisition, the growth of our operation has given rise to higher support costs, although proportionately lower than the increase in sales. Costs of outside legal and accounting services have also increased because of the compliance requirements associated with being a public company. General and administrative costs are also affected by services we provide to Havana, an affiliated company.

Since January 1, 1997, we have been providing administrative and other support services to Havana. During the first quarter 1997, the costs of these services were allocated based on the percentage of Havana's total assets to that of the controlled group. Beginning January 1, 1998, a contract was established between Kids Stuff and Havana. The contract details specific fees to be charged by Kids Stuff for providing administrative support and order fulfillment services to Havana. The contract also provides an additional charge of 5% of Havana's pretax profit for 1998. We believe these fees are substantially the same as the cost of Havana staffing these functions itself. During this quarter we've charged Havana $73,569, including order fulfillment costs, as compared to approximately $95,000 allocated last year.

Net income improved by $218,016 this quarter as compared to the same quarter last year. Last year's quarter net loss amounted to 10.8% of net sales, while net income for the current quarter amounted to 1.8% of sales. The earnings improvement is a direct result of the increase in revenues.

                         Liquidity and Capital Resources

At March 31, 1998, our accumulated deficit improved by $59,060 from December 31, 1997 because of first quarter earnings performance.

In addition to net earnings, cash provided by operating activities was increased by non-cash charges of $39,859 for depreciation and goodwill amortization. Working capital changes used $56,659 of cash, primarily due to increased deferred catalog expense of $245,112. Higher volume mailings of our Spring catalogs, as compared to the first quarter of 1997, accounts for the increased deferred expense.

At March 31, 1998, the balance on our credit line was $732,000, having borrowed $61,000 during the quarter. Our current credit line is $800,000, payable on demand. The line is secured by the assets of Kids Stuff, The Havana Group and Duncan Hill, and is guaranteed by our CEO and The Havana Group. The interest rate is 1% over prime.

With respect to financing activities, the borrowing on the credit line was offset by the increase in amounts due from affiliates of $7,072. That increase relates to unpaid administrative support and fulfillment services we provided to Havana during the quarter.

Overall, we expect to be able to meet our cash needs through ongoing operations and existing credit facilities.

                 Forward Looking Statements and Associated Risks

This Form 10-QSB contains forward looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control, such as competition or possible future changes to state sales tax laws. Actual results could differ materially from these forward looking statements because of changes in the children's mail order catalog industry, availability or prices of goods, credit availability, printers' schedules or availability, and other factors. Any changes in such assumptions or factors could produce significantly different results.

                           PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Fork 8-K

    (a)  Exhibits filed as part of this report:

        27. Financial Data Schedule


    (b) No report on form 8-K was filed during the first quarter of 1998.

                                    Signature

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Kids Stuff, Inc.

Date:
     -------------------                      ------------------------------
                                              William Miller, CEO

Date:
     -------------------                      ------------------------------
                                              William Evans, VP of Finance

Mr. Miller has executed this quarterly report on form 10-QSB both on behalf of the Registrant and in his capacity as its chief executive officer.

Mr. Evans has executed this quarterly report on form 10-QSB both on behalf of the Registrant and in his capacity as its vice president of finance and operations.