Form 10QSB/A
period 1998-03-31
KIDS STUFF INC
filed 1998-05-18
CIK 1027992

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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


                                              Kids Stuff, Inc.

Date: May 15, 1998                            /s/ William Miller
     -------------------                      ------------------------------
                                              William Miller, CEO

Date: May 15, 1998                            /s/ William Evans
     -------------------                      ------------------------------
                                              William Evans, VP of Finance

Mr. Miller has executed this quarterly report on form 10-QSB both on behalf of the Registrant and in his capacity as its chief executive officer.

Mr. Evans has executed this quarterly report on form 10-QSB both on behalf of the Registrant and in his capacity as its vice president of finance and operations.