Form 10QSB
period 1998-06-30
KIDS STUFF INC
filed 1998-08-14
CIK 1027992

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1998

                                        OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from   ______________________ to __________________

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

                  Yes [ X ]                                       No [ ]

As of July 25, 1998, there were 3,512,856 shares of the Registrant's Common Stock $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format.

                   Yes [ ]                                        No [X]

INDEX


Balance Sheets - June 30, 1998 (Unaudited) and December 31, 1997.         3
Statements of Operations - Three Months and Six Months Ended
    June 30, 1998 and 1997 (Unaudited).                                   5
Statements of Cash Flows - Six Months Ended
    June 30, 1998 and 1997 (Unaudited).                                   6
Notes to Financial Statements.                                            7
Item 2 - Management's Discussion and Analysis or Plan of Operations. 14 Signature Page

                                Kids Stuff, Inc.
                                 Balance Sheets


                                                        (UNAUDITED)
                                                         June 30,           December 31,
                                                           1998                 1997
                                                        ----------          ------------
ASSETS

CURRENT ASSETS
     Cash                                               $  171,431           $  101,894
     Accounts receivable                                   459,248              335,013
     Inventories                                         1,268,254            1,389,012
     Deferred catalog expense                              462,131              259,592
     Due from affiliates                                    48,601              580,965
     Prepaid expenses                                       53,835               21,798
                                                        ----------           ----------
        Total current assets                             2,463,500            2,688,274

PROPERTY & EQUIPMENT:
     Data processing equipment                             231,317              207,378
     Leasehold Improvements                                 20,013               19,909
     Vehicles                                                9,089                9,089
     Machinery and equipment                               101,755               93,366
     Furniture and fixtures                                147,018              129,314
                                                        ----------           ----------
                                                           509,192              459,056
     Less accumulated depreciation                         219,353              193,634
                                                        ----------           ----------
                                                           289,839              265,422
OTHER ASSETS, net of accumulated amortization
     Goodwill                                            1,092,366            1,119,425
     Customer List                                         438,869              474,940
                                                        ----------           ----------
                                                         1,531,235            1,594,365
                                                        ----------           ----------

                                                        $4,284,574           $4,548,061
                                                        ==========           ==========






   The accompanying notes are an integral part of these financial statements.

                                Kids Stuff, Inc.
                                 Balance Sheets



                                                                (UNAUDITED)
                                                                  June 30,             December 31,
                                                                    1998                   1997
                                                                -----------            -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion long-term debt - related parties           $      --              $   100,000
     Accounts payable                                             1,611,227              1,617,204
     Line of credit                                                 732,000                671,000
     Customer advances and other                                      8,491                137,193
                                                                -----------            -----------
        Total current liabilities                                 2,351,718              2,525,397

LONG-TERM DEBT-RELATED PARTIES,NET OF
CURRENT PORTION                                                        --                  200,000

STOCKHOLDERS' EQUITY:
     Preferred stock                                                  5,000                  5,000
     Common stock                                                     3,513                  3,513
     Additional paid - in capital                                 3,216,734              3,216,734
     Retained earnings (deficit)                                 (1,292,391)            (1,402,583)
                                                                -----------            -----------
        Total Stockholders' Equity                                1,932,856              1,822,664
                                                                -----------            -----------

                                                                $ 4,284,574            $ 4,548,061
                                                                ===========            ===========


   The accompanying notes are an integral part of these financial statements.

                                Kids Stuff, Inc.
                            Statements of Operations



                                                            (UNAUDITED)                         (UNAUDITED)
                                                         Three Months Ended                  Six Months Ended
                                                              June 30,                           June 30,
                                                   -------------------------------   ----------------------------------
                                                       1998             1997              1998               1997
                                                   --------------   --------------   ---------------    ---------------

Sales                                               $ 3,408,744      $ 2,044,340        $ 6,613,621      $ 3,509,881

Cost of Sales                                         1,947,659        1,192,778          3,949,126        2,018,172
                                                    -----------      -----------        -----------      -----------

Gross Profit                                          1,461,085          851,562          2,664,495        1,491,709

Selling Expenses                                        991,074          609,324          1,760,802        1,204,165

General and Administrative
      Expenses                                          391,344          193,077            757,585          382,520
                                                    -----------      -----------        -----------      -----------

Income (Loss) From Operations                            78,667           49,161            146,108          (94,976)

Other (Expense) Income - net                            (16,170)         (15,984)           (24,551)         (30,803)
                                                    -----------      -----------        -----------      -----------

Net Income (Loss)                                   $    62,497      $    33,177        $   121,557      $  (125,779)
                                                    ===========      ===========        ===========      ===========

Basic and Diluted Income (Loss) Per Share           $      0.02      $      0.01        $      0.03      $     (0.04)
                                                    ===========      ===========        ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                                Kids Stuff, Inc.
                            Statements of Cash Flows



                                                                      (UNAUDITED)
                                                               Six Months Ended June 30,
                                                            ------------------------------
                                                               1998                 1997

Cash Flows From Operating Activities:
 Net income (loss)                                           $ 121,557            $(125,779)
 Adjustments to reconcile net income (loss) to net
  cash (used) provided by operating activities:
   Depreciation and amortization                                88,848                8,841
   (Increase) in accounts receivable                          (124,235)             (65,343)
   Decrease (increase) in inventories                          120,758              (64,281)
   (Increase) decrease in deferred catalog expense            (202,539)              74,196
   (Increase) in prepaid expenses                              (43,402)            (106,126)
   (Decrease) increase in accounts payable, customer
    advances and other                                        (134,679)             486,850
                                                             ---------            ---------
Net cash (used) provided by operating activities              (173,692)             208,358




Cash Flows From Investing Activities:
 Investment in property and equipment                         (50,135)             (70,082)
 (Increase) in prepaid amounts for acquisition of
  Natural Baby Catalog                                           --                (22,846)
                                                            ---------            ---------
Net cash (used) by investing activities                       (50,135)             (92,928)


Cash Flows From Financing Activities:
 Borrowings on line of credit - net                            61,000                 --
 Sale of preferred stock                                         --                  5,000
 (Increase) in prepaid amounts for public offering               --               (198,078)
 (Decrease) in due to affiliates                                 --               (137,070)
 Decrease (increase) in due from affiliates                   232,364              (33,930)
                                                            ---------            ---------
Net cash provided (used) by financing activities              293,364             (364,078)

Net increase (decrease) in cash                                69,537             (248,648)

Cash - Beginning                                              101,894              248,648
                                                            ---------            ---------

Cash - Ending                                               $ 171,431            $    --
                                                            =========            =========

Supplemental Disclosure of Cash Flow Information
 Cash Paid during the period for interest                   $  29,961            $  35,123
                                                            =========            =========



   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note 1   Organization and Business

         A. Business Description - Kids Stuff, Inc. ("Kids Stuff" of the "Company") is in the mail order business and sells to customers throughout the United States. Perfectly Safe, a division of the Company, primarily sells children's safety products for use up to age 3. Jeanne's Kids Club, a division of the Company, sells hard good products for children primarily up to the age of 3. Natural Baby, a division of the Company, sells clothing and toys for children primarily up to the age of 3. Products are purchased from a variety of vendors.

         B. Reorganization - Kids Stuff was incorporated during 1996 as a wholly-owned subsidiary of Duncan Hill, Inc. ("Duncan Hill"). Prior to a reorganization occurring June 30, 1996, Kids Stuff had no operations. The operations shown in the accompanying financial statements prior to June 30, 1996 are those of Perfectly Safe, Inc., which was dissolved as part of the reorganization and is sometimes referred to as "Predecessor" in these financial statements.

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

Note 2   Basis of Presentation

             The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1998, results of operations for the three months and six months ended June 30, 1998 and 1997, and cash flows for the six months ended June 30, 1998 and 1997.

             The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

              Per Share Amounts - Net income per share is calculated using the weighted average number of shares outstanding during the period and additional shares assumed to be outstanding to reflect

                                KIDS STUFF, INC.

Note 2   Basis of Presentation (continued)

         the dilutive effect of common stock equivalents. The only common stock equivalents outstanding were the 2,400,000 Class A Warrants. Since the effect of adding the warrants would be anti-dilutive, they are not considered in the calculation for the periods presented. The number of shares outstanding in computing basic and diluted earnings per share for the three and six months ended June 30, 1998 is 3,512,856, and 3,482,496 and 3,590,647 for the three and six months ended June 30, 1997, respectively.

Note 3.  New Authoritative Pronouncements

         Stock-Based Compensation - The Company uses the intrinsic value-based method for stock-based compensation to employees. As a result, this standard does not have any effect to the Company's financial statement other than to require disclosure of the pro forma effect on net income
         (loss) of using the fair value-based method of accounting.

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

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in fair value of a recognized asset or liability or an unrecognized firm commitment (fair hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company does not anticipate having each of these types of hedges, but will comply with requirements of SFAS 133 when adopted.

         This statement is effective for all fiscal quarters or fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 beginning January 1, 2000. The effect of adopting SFAS 133 is not expected to be material.

                                KIDS STUFF, INC.

Note 4   Contract With The Havana Group, Inc.

             Effective January 1, 1998, the Company contracted with The Havana Group, Inc.("Havana") at an annual fee of approximately $206,100 for the administrative, executive and accounting services, as outlined below, and $2.40 per order processed by the Company for Havana. The Company will also receive 5% of Havana's 1998 pre-tax profit (if any) in connection with these administrative and fulfillment services.

                  Accounting and Payroll Services                     $  34,000
                  Administration and Human Resource Management           51,600
                  Data Processing                                        34,900
                  Office Equipment and Facilities Use                    32,200
                  Merchandising and Marketing Services                   38,100
                  Purchasing Services                                    15,300
                                                                      ---------
                   Total                                              $ 206,100
                                                                      =========


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

             In July 1997, the Company completed an initial public offering (see
             Note 9) in which 600,000 common shares were issued.

             In July 1997, the Company issued 70,000 unregistered restricted shares which represented $245,000 of the $2,066,829 purchase cost of The Natural Baby Catalog (see Note 8).

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

Note 6.  Note Payable - Line of Credit

             The Company has an $800,000 line of credit from United Bank with an open term which is payable on demand, bearing interest payable monthly at the bank's prime lending rate plus 1%, for an effective rate of 9.5% at June 30, 1998, and had a balance of $732,000 at June 30, 1998. The line is secured by assets of the Company, as well as the assets of Duncan Hill and Havana. The repayment of the facility is guaranteed by Mr. Miller, the Company's Chief Executive Officer, and Havana. The credit facility extends through June 30, 1998, and a condition of renewal is that the Company maintain a zero balance on the credit line for a period of thirty consecutive days during the course of each year. The bank has agreed to waive this requirement for the loan year ended June 30, 1998. The weighted average interest rate for the quarters ended June 30, 1998 and 1997 was 9.5% and 9.4%, respectively. Due to the current nature of the liability, the carrying amount of the line approximates fair value.

                                KIDS STUFF, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


   Note 7.        Long-Term Debt - Related Parties

         A.       Long-term debt to related parties consists of the following:


                                                                      June 30,    December 31,
                                                                        1998          1997
                                                                     ----------    ---------
                                                                     (unaudited)
Note Payable - Duncan Hill Company (parent company),
   unsecured and payable in four annual principal payments
   plus interest at  8.0%, matures June 2000. The initial
   installment was for $66,858 and the three remaining
   installments are for $100,000.                                    $        -     $300,000
                                                                     ----------    ---------
      Less current portion                                                   -       100,000
                                                                     ----------    ---------
                                                                     $       -      $200,000
                                                                     ==========    =========

         Duncan Hill has retired this note as payment against an inter-company debt owed to the Company by Duncan Hill.

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

                Cash paid to former owners and to pay off debt of
                    The Natural Baby Company                        $1,444,831

                Costs of acquisition                                   276,998

                Issuance of 70,000 Kids Stuff unregistered common
                    shares to the former owners of The Natural Baby
                    Company                                            245,000

                Note payable                                           100,000
                                                                    ----------

                        Total purchase price                        $2,066,829
                                                                    ==========

                                KIDS STUFF, INC.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Note 8.  Acquisition of The Natural Baby Catalog (continued)

             The purchase price was allocated to the net assets acquired based on fair values as follows:

                  Accounts receivable                              $    29,297

                  Inventory                                            474,769

                  Deferred catalog costs                               185,587

                  Prepaid expenses                                       3,544

                  Property and equipment                                24,331

                  Customer list                                        505,000

                  Accounts payable assumed                            (296,211)
                                                                   -----------
                   Net assets acquired                                 926,317

                  Excess of the purchase price over fair
                   market value of assets acquired                   1,140,512
                                                                   -----------
                  Total purchase price                             $ 2,066,829
                                                                   ===========

             The excess of the aggregate purchase price over the fair market value of net assets acquired of $1,140,512 was recorded as goodwill.

             The following unaudited pro forma results of operations for the years ended December 31, 1997 assume the acquisition occurred as of January 1, 1997:

                                                                1997
                                                         -------------------
                        Sales                                    13,954,877

                        Net Income                                  298,835

                        Earnings per share                              .08

                                KIDS STUFF, INC.

   Note 9.   Public Offering

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

       Item 2. Management's Discussion and Analysis or Plan of Operation.

                                    OVERVIEW

Kids Stuff, Inc. is a catalog merchant selling quality children's products to consumers throughout the United States. Our business emphasizes products for children in the age group of prenatal to three years old, and consists of three catalogs:

      * Perfectly Safe specializes in children's safety products.

      * Jeannie's Kids Club offers toys and other hardgoods at discount prices in return for an annual membership fee.

      * The Natural Baby Catalog emphasizes natural clothing, diapering and wood toys.

We acquired Perfectly Safe during January 1990 and circulated approximately 900,000 catalogs during that first year, producing net sales of $1,473,000. By the end of 1997, sales had increased to over $3.9 million, which resulted in an annual compound growth rate of approximately 15%. In the first six months of 1998 net sales were $2,500,771, an increase of 38% over the comparable 1997 period.

Jeannie's Kids Club was created and developed in-house, and the first catalog was mailed during July 1995. The annual club membership is $18, and is renewed automatically each year, subject to customer cancellation and other limitations. In return for their membership fee, members are able to purchase products at discount prices compared to other children's catalogs. During the year 1997, the second full year of Kids Club operations, net sales were $3.2 million. However, during the first six months of 1998 net sales were 13.8% less than the comparable 1997 period, reflecting the impact of a planned reduction of 52% in catalog circulation.

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

                              RESULTS OF OPERATIONS

Three months ended June 30, 1998 compared to the three months ended June 30, 1997.

Revenues for the quarter ended June 30, 1998 increased 67% to $3,408,744, compared with $2,044,340 for the same period of 1997. Net profits for the second quarter of 1998 improved to $62,497 compared with net profits of $33,177 for the same period in 1997.

Approximately 93% of our increased revenues were attributed to The Natural Baby Catalog. Combined revenues from our Perfectly Safe and Kids Club catalogs increased 7% compared with 1997, producing the remainder of our overall revenue increase.

Cost of sales decreased from 58.4% of net sales in 1997 to 57.1% in 1998. The change is attributable to lower shipping rates as a percentage of net sales due to the Company increasing shipping charges to customers in reaction to the increase imposed by United Parcel Service during February.

Selling expenses, consisting of advertising and marketing costs, were 29.1% of net sales in the second quarter of 1998, compared with 29.8% in the second quarter of 1997. This reduction is attributable to the Company obtaining a lower inbound telephone rate per minute.

General and Administrative expenses increased by $198,267. As a result of the Natural Baby acquisition, the growth of our operation has given rise to higher support costs. Costs of outside legal and accounting services have increased because of the compliance requirements associated with being a public company. General and administrative costs are also affected by services we provide to Havana, an affiliated company.

Since January 1, 1997, we have been providing administrative and other support services to Havana. During the first quarter 1997, the costs of these services were allocated based on the percentage of Havana's total assets to that of the controlled group. Beginning January 1, 1998, a contract was established between Kids Stuff and Havana. The contract details specific fees to be charged by Kids Stuff for providing administrative support and order fulfillment services to Havana. The contract also provides an additional charge of 5% of Havana's pretax profit for 1998. We believe these fees are substantially the same as the cost of Havana staffing these functions itself. During this quarter we've charged Havana $72,141, including order fulfillment costs, as compared to approximately $110,000 allocated last year.

Net income improved by $29,320 this quarter as compared to the same quarter last year. Last year's quarter net income amounted to 1.6% of net sales, while net income for the current quarter amounted to 1.8% of sales.

Six months ended June 30, 1998 compared to the six months ended June 30, 1997.

Revenues for the six months ended June 30, 1998 increased 88% to $6,613,621, compared with $3,509,881 for the same period of 1997. Net income for the first half of 1998 improved to $121,557 compared with a net loss of ($125,779) for the same period in 1997.

Approximately 85% of our increased revenues were attributed to The Natural Baby Catalog. Combined revenues from our Perfectly Safe and Kids Club catalogs increased 15% compared with 1997, producing the remainder of our overall revenue increase.

Cost of sales increased from 57.5% of net sales in 1997 to 59.7% in 1998. The change is attributable to post holiday returns and the shipping rate increase imposed by United Parcel Service during February. The Company increased shipping charges to customers in the second quarter of 1998 to offset this increase.

Selling expenses, consisting of advertising and marketing costs, were 26.6% of net sales in the first half of 1998, compared with 34.3% in the first half of 1997. This 22.4% reduction in selling expense as a percentage of net sales, reflects the impact of The Natural Baby Catalog, whose selling expenses are less than those of our other catalogs because of the higher average order. Additionally, we improved the productivity of our Perfectly Safe and Kids Club catalog mailings during the first half of 1998, which resulted in lower selling expenses compared with the first half of 1997.

General and Administrative expenses increased by $375,065, from 10.9% of net sales in 1997 to 11.5% in 1998. As a result of the Natural Baby acquisition, the growth of our operation has given rise to higher support costs. Costs of outside legal and accounting services have increased because of the compliance requirements associated with being a public company. General and administrative costs are also affected by services we provide to Havana, an affiliated company. During the first six months of 1998 we've charged Havana $141,710, including order fulfillment costs, as compared to approximately $205,000 allocated last year.

                         Liquidity and Capital Resources

At June 30, 1998, our accumulated deficit was reduced by $121,557 from December 31, 1997 because of first half earnings performance.

In addition to net earnings, cash provided by operating activities including non-cash charges of $88,849 for depreciation and goodwill amortization. Working capital changes used $384,097 of cash, primarily due to increased deferred catalog expense of $202,539. Higher volume mailings of our Spring catalogs, as compared to the last quarter of 1997, accounts for the increased deferred expense.

At June 30, 1998, the balance on our credit line was $732,000, having borrowed $61,000 during the first six months. Our current credit line is $800,000, payable on demand. The line is secured by the assets of Kids Stuff, The Havana Group and Duncan Hill, and is guaranteed by our CEO. The interest rate is 1% over prime.

With respect to financing activities, there was a decrease in both amounts due from affiliates and note payable to affiliates of $232,364. The decrease in amounts due from affiliates relates to payments received for past and current administrative support and fulfillment services we provided to Havana. The note payable was due to Duncan Hill, and the note was offset against amounts payable by Duncan Hill to the Company.

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

                           PART II. OTHER INFORMATION

             Item 6. Exhibits and Reports on Form 8-K

             (a)  Exhibits filed as part of this report:

                  27. Financial Data Schedule


             (b) No report on form 8-K was filed during the second quarter of 1998.

                                    Signature

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Kids Stuff, Inc.

Date:       8/14/98                         /s/ William Miller
      --------------------------            -------------------------------
                                            William Miller, CEO

Date:       8/14/98                         /s/ William Evans
      --------------------------            -------------------------------
                                            William Evans, VP of Finance