Form 10QSB
period 1998-09-30
KIDS STUFF INC
filed 1998-11-17
CIK 1027992

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                     For the period ended September 30, 1998

                                                            OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

 for the transition period from ______________________ to ____________________

                        Commission file number 000-29334

                                KIDS STUFF, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       34-1843520
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

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

                   Yes [ X ]              No [  ]

As of November 11, 1998, there were 3,512,856 shares of the Registrant's Common Stock $.001 par value issued and outstanding.

Transitional Small Business Disclosure Format.

                   Yes [   ]              No [ X ]

INDEX


Balance Sheets - September 30, 1998 (Unaudited) and December 31, 1997. 3 Statements of Operations - Three Months and Nine Months Ended
    September 30, 1998 and 1997 (Unaudited).                                5
Statements of Cash Flows - Nine Months Ended
    September 30, 1998 and 1997 (Unaudited).                                6
Notes to Financial Statements.                                              7
Item 2 - Management's Discussion and Analysis or Plan of Operations.       14
Signature Page                                                             16

                                Kids Stuff, Inc.
                                 Balance Sheets


                                                           (UNAUDITED)
                                                          September 30,     December 31,
                                                              1998               1997
                                                          -------------     ------------
ASSETS


CURRENT ASSETS
     Cash                                                     329,157         $  101,894
     Accounts receivable                                      392,570            335,013
     Inventories                                            1,585,009          1,389,012
     Deferred catalog expense                                 542,103            259,592
     Due from affiliates                                       18,252            580,965
     Prepaid expenses                                          53,539             21,798
                                                           ----------         ----------
        Total current assets                                2,920,630          2,688,274


PROPERTY & EQUIPMENT:
     Data processing equipment                                231,317            207,378
     Leasehold Improvements                                    20,013             19,909
     Vehicles                                                   9,089              9,089
     Machinery and equipment                                  101,755             93,366
     Furniture and fixtures                                   147,018            129,314
                                                           ----------         ----------
                                                              509,192            459,056
     Less accumulated depreciation                            228,698            193,634
                                                           ----------         ----------
                                                              280,493            265,422
OTHER ASSETS, net of accumulated amortization

     Goodwill                                               1,078,091          1,119,425
     Customer List                                            420,833            474,940
     Catalog Artwork                                          124,535               --
                                                           ----------         ----------
                                                            1,623,459          1,594,365

                                                           $4,824,582         $4,548,061
                                                           ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                                Kids Stuff, Inc.
                                 Balance Sheets



                                                            (UNAUDITED)
                                                            September 30,       December 31,
                                                                1998               1997

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Current portion long-term debt - related parties        $         0        $   100,000
     Accounts payable                                          2,115,465          1,617,204
     Line of credit                                              732,000            671,000
     Customer advances and other                                  13,499            137,193
                                                             -----------        -----------
        Total current liabilities                              2,860,964          2,525,397


LONG-TERM DEBT-RELATED PARTIES, NET OF CURRENT                         0            200,000


STOCKHOLDERS' EQUITY:
     Preferred stock                                               5,000              5,000
     Common stock                                                  3,513              3,513
     Additional paid - in capital                              3,216,734          3,216,734
     Retained earnings (deficit)                              (1,261,630)        (1,402,583)
                                                             -----------        -----------
       Total Stockholders' Equity                              1,963,617          1,822,664

                                                             $ 4,824,582        $ 4,548,061
                                                             ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                Kids Stuff, Inc.
                            Statements of Operations



                                                   (UNAUDITED)                 (UNAUDITED)
                                             Three Months Ended 9/30       Nine Months Ended 9/30
                                                1998          1997          1998            1997
                                            -----------   -----------    -----------    -----------

Sales                                       $ 3,220,741   $ 3,096,797    $ 9,834,362    $ 6,606,678

Cost of Sales                                 1,857,552     1,832,964      5,806,678      3,851,136
                                            -----------   -----------    -----------    -----------

Gross Profit                                  1,363,169     1,263,833      4,027,684      2,755,542


Selling Expenses                                967,541       862,188      2,728,343      2,066,353


General and Administrative

      Expenses                                  394,271       304,434      1,151,856        686,954
                                            -----------   -----------    -----------    -----------

Income (Loss) From Operations                     1,377        97,211        147,485          2,235


Other (Expense) Income - net                     18,020       (66,693)        (6,531)       (97,496)
                                            -----------   -----------    -----------    -----------

Net Income (Loss)                           $    19,397   $    30,518    $   140,954    $   (95,261)
                                            ===========   ===========    ===========    ===========

Basic and Diluted Income (Loss) Per Share   $      0.01   $      0.01    $      0.04    $     (0.03)
                                            ===========   ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                Kids Stuff, Inc.

                            Statements of Cash Flows



                                                                                     (UNAUDITED)
                                                                           Nine Months Ended September 30,
                                                                               1998                1997

Cash Flows From Operating Activities:
           Net income (loss)                                                  $   140,954    $   (95,261)
           Adjustments to reconcile net income (loss)
              cash (used) provided by operating activities:
                 Depreciation and amortization                                    132,505         34,883
                 (Increase) in accounts receivable                                (57,557)      (172,089)
                 Decrease (increase) in inventories                              (195,997)      (221,495)
                 (Increase) decrease in deferred catalog                         (282,511)        21,099
                 (Increase) in prepaid expenses                                   (31,741)        52,311
                 (Decrease) increase in accounts payable,  customer               374,567         71,309
                                                                              -----------    -----------
Net cash (used) provided by operating activities                                   80,221       (309,243)

Cash Flows From Investing Activities:
           Investment in property and equipment                                   (50,135)      (110,281)
           Purchase of Natural Baby Catalog Business                                 --       (1,494,965)
           Investment in Catalog Artwork                                         (126,535)          --
                                                                              -----------    -----------
Net cash (used) by investing activities                                          (176,670)    (1,605,246)

Cash Flows From Financing Activities:
           Borrowings on line of credit - net                                      61,000           --
           Sale of  Common Stock                                                     --        2,513,070
           Sale of Preferred Stock                                                   --            5,000
           Payment on long-term debt-related parties                             (300,000)      (266,858)
           Purchase of Common Stock                                                  --         (107,143)
           (Decrease) in due to affiliates                                           --         (137,070)
           Decrease (increase) in due from                                        562,713       (264,150)
                                                                              -----------    -----------
Net cash provided (used) by financing activities                                  323,713      1,752,849

Net increase (decrease) in cash                                                   227,263       (161,640)

Cash - Beginning                                                                  101,894        248,648
                                                                              -----------    -----------
Cash - Ending                                                                 $   329,157    $    87,009
                                                                              ===========    ===========
Supplemental Disclosure of Cash Flow Information
   Cash Paid during the period for interest                                   $    11,214    $   108,778
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

                  B. Reorganization - Kids Stuff was incorporated during 1996 as a wholly owned subsidiary of Duncan Hill, Inc. ("Duncan Hill"). Prior to a reorganization occurring June 30, 1996, Kids Stuff had no operations. The operations shown in the accompanying financial statements prior to June 30, 1996 are those of Perfectly Safe, Inc., which was dissolved as part of the reorganization and is sometimes referred to as "Predecessor" in these financial statements.

                  Perfectly Safe, Inc. was also a wholly owned subsidiary of Duncan Hill. Effective June 30, 1996, the assets and liabilities of Perfectly Safe, Inc., reverted to Duncan Hill, and Perfectly Safe, Inc. was dissolved. As part of the reorganization, the Company acquired the assets and liabilities of its Predecessor. The Company also acquired, as part of the reorganization, certain fixed assets formerly belonging to Duncan Hill at a net book value of $122,143 at December 31, 1995. The combination of the Company's acquisition of the assets of its Predecessor and the Company's acquisition of certain assets of Duncan Hill were accounted for at historical cost as a reorganization of companies under common control. The operations of the Predecessor are currently operated as the Perfectly Safe Division and Jeanne's Kids Club Division of the Company.

              Note 2 Basis of Presentation

                  The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1998, results of operations for the three months and nine months ended September 30, 1998 and 1997, and cash flows for the nine months ended September 30, 1998 and 1997.

                  The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

         Per Share Amounts - Net income per share is calculated using the weighted average number of shares outstanding during the period. Since the effect of adding outstanding warrants would be anti-dilutive, they are not considered in the calculation for the periods presented. The number of shares outstanding in computing basic and diluted earnings per share for the three and nine months ended September 30, 1998 is 3,512,856. For the three and nine months ended September 30, 1997, the number of shares outstanding in computing basic and diluted earnings per share was 3,289,523 and 3,563,174.

         In June 1998, the Financial Accounting Standards Board issued
                  SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in fair value of a recognized asset or liability or an unrecognized firm commitment (fair hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The Company does not anticipate having each of these types of hedges, but will comply with requirements of SFAS 133 when adopted. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 beginning January 1, 2000. The effect of adopting SFAS 133 is not expected to be material.


Note 4   Contract With The Havana Group, Inc.

         Effective January 1, 1998, the Company contracted with The Havana
                  Group, Inc. ("Havana"), a related company, at an annual fee of approximately $206,100 for the administrative, executive and accounting services, as outlined below, and $2.40 per order processed by the Company for Havana.

                     Accounting and Payroll Services                 $   34,000
                     Administration and Human Resource Management        51,600
                     Data Processing                                     34,900
                     Office Equipment and Facilities Use                 32,200
                     Merchandising and Marketing Services                38,100
                     Purchasing Services                                 15,300
                                                                      ---------
                  Total                                               $ 206,100
                                                                      =========
                                       8

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

         C.       Warrants

                  In conjunction with the public offering discussed in Note 7, the Company issued 2,400,000 Class A warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $5.00 for a period of four years commencing one year after June 26, 1997, the date of the Company's prospectus. The Company may redeem the Warrants at a price of $.05 per Warrant, at any time after they become exercisable, upon not less than 30 days' prior written notice, if the closing bid price of the Common Stock has been at least $14.40 per share for 20 consecutive trading days ending on the fifth day prior to the date on which the notice of redemption is given.

Note 6.  Note Payable - Line of Credit

         The Company has an $800,000 line of credit from United Bank with an open term which is payable on demand, bearing interest payable monthly at the bank's prime lending rate plus 1%, for an effective rate of 9.5% at September 30, 1998, and had a balance of $732,000 at September 30, 1998. The line is secured by assets of the Company, as well as the assets of Duncan Hill and Havana. The repayment of the facility is guaranteed by Mr. Miller, the Company's Chief Executive Officer, and Havana. The credit facility is currently being rewritten by the bank. A condition of renewal is that the Company maintain a zero balance on the credit line for a period of thirty consecutive days during the course of each year. The bank has agreed to waive this requirement until a new loan package has been negotiated.

Note 7. Long-Term Debt - Related Parties

                          A. Long-term debt to related parties consists of the following:

                                                                  (unaudited)
                                                                   September          December 31,
                                                                      30,
                                                                     1998                 1997
                                                                     ----                 ----
Note Payable - Duncan Hill Company (parent company),
   unsecured and payable in four annual principal
   payments plus interest at 8.0%, matures June 2000.
   The initial installment was for $66,858 and the three
   remaining installments are for $100,000.                       $   --            $300,000

      Less current portion                                            --             100,000
                                                                  $   --            $200,000
                                                                  ========          ========


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

              Cash paid to former owners and to pay off debt of
                  The Natural Baby Company                                              $ 1,444,831

              Costs of acquisition                                                          276,998

              Issuance of 70,000 Kids Stuff unregistered common shares to the former owners of The Natural Baby
                  Company                                                                   245,000

              Note payable                                                                  100,000
                                                                                        -----------
                      Total purchase price                                              $ 2,066,829
                                                                                        ===========

                                       11

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

Perfectly Safe specializes in children's safety products. Jeannie's Kids Club offers toys and other hardgoods at discount prices in return for an annual membership fee. The Natural Baby Catalog emphasizes natural clothing, diapering and wood toys.

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

RESULTS OF OPERATIONS

Three months ended September 30, 1998 compared to the three months ended September 30, 1997.

Sales for the quarter ended September 30, 1998 increased 4.0% to $3,220,741 compared with $3,096,797 for the same period of 1997. Net profits for the third quarter, however, declined to $19,397 compared with net profits of $30,518 for the same period in 1997.

Approximately 93% of our increased revenues were attributed to The Natural Baby Catalog. Combined revenues from our Perfectly Safe and Kids Club catalogs increased 7% compared with 1997, producing the remainder of our overall revenue increase.

Cost of sales decreased from 59.2% of net sales in 1997 to 57.7% in 1998. The change is attributable to catalog pricing changes, which resulted in lower cost of merchandise measured as a percent of sales.

Selling expenses, consisting of advertising and marketing costs, were 25.8% of net sales in the third quarter of 1998, compared with 27.8% in the third quarter of 1997. This increase is attributable to slightly higher advertising expenses.

General and Administrative expenses increased by $89,837. As a result of the Natural Baby acquisition, the growth of our operation has given rise to higher support costs. Costs of outside legal and accounting services have increased because of the compliance requirements associated with being a public company. General and administrative costs are also affected by services we provide to Havana, an affiliated company.

Since January 1, 1997, we have been providing administrative and other support services to Havana. During the first quarter 1997, the costs of these services were allocated based on the percentage of Havana's total assets to that of the controlled group. Beginning January 1, 1998, a contract was established between Kids Stuff and Havana. The contract details specific fees to be charged by Kids Stuff for providing administrative support and order fulfillment services to Havana. The contract also provides an additional charge of 5% of Havana's pretax profit for 1998. We believe these fees are substantially the same as the cost of Havana staffing these functions itself. During this quarter we've charged Havana $72,800, including order fulfillment costs, as compared to approximately $110,000 allocated last year.

Net income declined by $11,121 this quarter as compared to the same quarter last year. Last year's quarter net income amounted to 1.0% of net sales, while net income for the current quarter amounted to .6% of sales.


Nine months ended September 30, 1998 compared to the Nine months ended September 30, 1997.

Sales for the nine months ended September 30, 1998 increased 48.9% to $9,834,362, compared with $6,606,678 for the same period of 1997. Net income for the first nine months of 1998 improved to $140,954 compared with a net loss of ($95,261) for the same period in 1997.

Approximately 85% of our increased revenues were attributed to The Natural Baby Catalog. Combined revenues from our Perfectly Safe and Kids Club catalogs increased 15% compared with 1997, producing the remainder of our overall revenue increase.

Cost of sales increased from 58.2% of net sales in 1997 to 59.0% in 1998. The change is attributable to the shipping rate increase imposed by United Parcel Service this year. The Company increased shipping charges to customers the second quarter of 1998 to offset this increase.

Selling expenses, consisting of advertising and marketing costs, were 27.7% of net sales in the first nine months of 1998, compared with 31.3% in 1997. This 11.3% reduction in selling expense as a percentage of net sales, reflects the impact of The Natural Baby Catalog, whose selling expenses are less than those of our other catalogs because of the higher average order. Additionally, we improved the productivity of our Perfectly Safe and Kids Club catalog mailings during the first half of 1998, which resulted in lower selling expenses compared with the first half of 1997.

General and Administrative expenses increased by $464,902 from 10.4% of net sales in 1997 to 11.7% in 1998. As a result of the Natural Baby acquisition, the growth of our operation has given rise to higher support costs. Costs of outside legal and accounting services have increased because of the compliance requirements associated with being a public company. General and administrative costs are also affected by services we provide to Havana, an affiliated company. During the first nine months of 1998 we've charged Havana $218,500 including order fulfillment costs, as compared to approximately $205,000 allocated last year.


Liquidity and Capital Resources

At September 30, 1998, our accumulated deficit was reduced by $140,954 from December 31, 1997 because of the first nine months earnings performance.

In addition to net earnings, cash provided by operating activities including non-cash charges of $132,505 for depreciation and amortization. Largest users of working capital were inventory increases and increased deferred catalog expense, totaling $478,508. Higher volume mailings of catalogs, as compared to 1997, accounts for the increased deferred expense and inventory needs.

During 1997, net cash was provided through net profit, depreciation and amortization, a reduction in deferred catalog expense, and an increase in accounts payable. These items provided $685,000 in operating cash. Cash provided was partially offset by increased inventories totaling $418,000. During the same period in 1997, we purchased the Natural Baby Catalog business for $1,696,000; this cash was provided by a public offering that netted $2,620,000.

At September 30, 1998, the balance on our credit line was $732,000, having borrowed no additional cash during the past three months. Our current credit line is $800,000, payable on demand. The line is secured by the assets of Kids Stuff, The Havana Group and Duncan Hill, and is guaranteed by our CEO. The interest rate is 1% over prime.

With respect to financing activities, there was a decrease in both amounts due from affiliates and note payable to affiliates of $562,713. The decrease in amounts due from affiliates relates to payments received for past and current administrative support and fulfillment services we provided to Havana. The note payable in the amount of $300,000 was due to Duncan Hill, and was satisfied by amounts payable by Duncan Hill to the Company.

Overall, we expect to meet our cash needs through ongoing operations for the next 12 to 15 months. The Company is seeking to expand its line of credit through its current institutional lender; moreover, we are looking to raise additional funds through a possible public offering. No assurances can be given these outside sources of additional funding will be successful. These additional funds would be used to enhance our competitiveness through expanded operations.

Year 2000 Issues

Many existing computer programs use only two digits to identify a year in the date field. Their programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The company is currently working to correct its computers and does not believe that the expenditures will materially adversely impact the company, although no assurances can be given in this regard. The Company purchases its materials from numerous vendors. While the Company has not determined whether all its vendors will be year 2000 compliant before the problem arises, Management believes that since it is not dependent on any major vendor, its operations will not be materially or adversely effected by the failure of a few vendors to timely correct the problem. However, no assurances can be given that Management will be correct in its belief.


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

             Exhibits filed as part of this report:

              27. Financial Data Schedule


             No report on form 8-K was filed during the second quarter of 1998.

Signature

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Kids Stuff, Inc.

Date:    11/13/98                            \s\ William Miller
         --------                            ------------------------------
                                             William Miller, CEO and CFO