Form 10KSB
period 1998-12-31
KIDS STUFF INC
filed 1999-04-01
CIK 1027992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                   For the fiscal year ended December 31, 1998

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


                        4450 Belden Village Street, N.W.
                                    Suite 406
                               Canton, Ohio 44718
              (Address of principal executive offices) (Zip Code)


                         Registrant's telephone number,
                      including area code: (330) 492-8090

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
--------------------------------------------------------------------------------

     Securities registered pursuant to Section 12(g) of the Act:

     Common Stock, $.001 par value, Class A Common Stock Purchase Warrants, Series 1 Preferred Stock, Series 1 Preferred Stock Purchase Warrants


--------------------------------------------------------------------------------

                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x . No ___.

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     As of March 2, 1999 at 4:00 P.M., the aggregate market value of the voting stock held by non-affiliates, approximately 1,261,781 shares of Common Stock, $.001 par value, was approximately $3,628,000 based on the last sale price of $2.875 for one share of Common Stock on such date. The number of shares issued and outstanding of the Registrant's Common Stock, as of March 2, 1999 was 3,512,856.

Item 1.           Description of Business

THE COMPANY

     Kids Stuff, Inc. (the "Company") was incorporated under the laws of the State of Delaware in July 1996. The Company is a specialty direct marketer which publishes two catalogs with an emphasis on children's hardgood products (i.e., products not primarily made from fabrics) from prenatal to age three. The Company believes that its first catalog, "Perfectly Safe, The Catalog For
Parents Who Care," is the nation's only catalog devoted to child safety, child-proofing the home and safety-related products for the family. The Company has published Perfectly Safe since 1990, and has circulated over 20 million catalogs and helped to childproof over 350,000 homes to date. In 1995, the Company introduced its second catalog, "Jeannie's Kids Club," to broaden its market and to introduce a new direct marketing concept in children's products. Jeannie's Kids Club offers parents of young children who become members the opportunity of saving up to 60% compared to the price charged for the same products in other popular children's catalogs. The current annual membership fee is $18.00 per year. In July 1997, the Company acquired The Natural Baby Catalog from The Natural Baby Company, Inc. ("Baby Co.") which specializes in children's products made from natural fiber for children ages prenatal to age three, and consolidated its operations with those of the Company.

     In November 1998, the Company opened "Kids Catalog Outlet" featuring the Company's children clothing and other merchandise which have not been sold through the Company's catalogs. The Company is establishing a website to advertise and sell its products under kidstuff.net.

HISTORY OF DUNCAN HILL

     The Company's principal stockholder, Duncan Hill, Inc. ("Duncan Hill"), was organized under Ohio law in 1977 for the purpose of developing and marketing a designer line of smoking pipes, tobacco and accessories. Duncan Hill is a publicly-held corporation controlled (approximately 68%) by William L. Miller, the Company's Chief Executive Officer ("W. Miller") and Jeanne E. Miller, President of the Company ("J. Miller"). In 1980, a Duncan Hill subsidiary, Highland Pipe Company, acquired the pipe manufacturing business of the Monarch Pipe Co., of Bristow, Oklahoma, and subsequently changed its name to Monarch Pipe Co. ("Monarch"). In 1984, the business of E.A. Carey Co. of Chicago, a mail order supplier of smoking products, was purchased by Duncan Hill through its subsidiary, E.A. Carey of Ohio, Inc. ("Carey"). Subsequently Carey acquired Monarch from Duncan Hill. In December 1997, Carey reincorporated in Delaware through a merger with its then newly formed wholly-owned subsidiary, The Havana Group, Inc. ("Havana"), with Havana as the Surviving Corporation. Havana filed a Form SB-2 Registration Statement (File No. 333-45863) and completed an initial public offering of its securities on May 22, 1998 with Fairchild Financial Group, Inc. as the Managing Underwriter. All references to Havana include the operations of its predecessor, Carey and its subsidiary, Monarch.

     Perfectly Safe, Inc. ("Perfectly Safe") was formed by Duncan Hill in 1990 under Ohio law for the purpose of publishing The Perfectly Safe Catalog, which was acquired from J. Miller in January 1990. J. Miller purchased the Perfectly Safe Catalog in 1988 from the catalog's creator. In July, 1995, Perfectly Safe began to publish its second catalog, Jeannie's Kids Club.

     Prior to January 1, 1997, all  fulfillment and  administrative  services of the Company and its predecessors were performed and paid for by Duncan Hill which also provided similar services to its subsidiary, Havana. Fulfillment services included order taking, order processing, customer service, warehouse packing and delivery, telephone contracts and shipping contracts. Fulfillment services were charged to Perfectly Safe and Havana based on the actual cost. Administrative services included wages and salaries of officers, accounting, purchasing, executive and creative/marketing personnel. It also included all leases, contracts, equipment rentals and purchases, audit, legal, data processing, insurance and building rent and maintenance. The administrative costs were allocated by Duncan Hill to Perfectly Safe and Havana based upon the percentage of assets of each operating subsidiary to the total assets of all operating subsidiaries.

THE REORGANIZATION

     Effective June 30, 1996, the Company succeeded to the catalog business of Jeannie's Kids Club and Perfectly Safe as a result of a reorganization in which the Company acquired from Duncan Hill the assets and liabilities of Perfectly Safe, which was dissolved. The Company, which was incorporated by Duncan Hill in July 1996, had no operations prior to the reorganization.

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

     The purchase price of Perfectly Safe and the aforementioned Duncan Hill assets acquired by the Company was $2,613,404, payable as follows: The Company issued to Duncan Hill a Promissory Note in the principal amount of $366,858, 2,400,000 shares of the Company's Common Stock valued at $.125 per share and 5,000,000 shares of the Company's Series A Preferred Stock valued at $.001 per share. Further, the Company agreed to assume all of the liabilities of Perfectly Safe as of June 30, 1996 in the amount of $1,291,546, as well as Duncan Hill's outstanding obligations as of June 30, 1996 under its credit facility in the amount of $650,000. Almost all of the borrowings under the credit facility were used to support the Company's operations.

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

     Effective January 1, 1998, Havana entered into a one-year agreement with the Company whereby the Company will provide administrative functions to Havana at an annual cost of $206,100 consisting of: $34,000 for accounting and payroll services, $51,600 for administration and human resource management, $34,900 for data processing, $32,200 for office equipment and facilities use, $38,100 for merchandising and marketing services and $15,300 for purchasing services. The Company will also provide fulfillment services to Havana at a cost of $2.40 per order processed. The Company calculated these fees based on actual 1997 costs. Management believes these fees would represent actual costs should Havana undertake to provide these services itself. Havana was also obligated to pay the Company an amount equal to 5% of Havana's 1998 pre-tax profits as additional consideration for the Company providing administrative and fulfillment services to Havana. However, Havana had no pre-tax profits for 1998. This agreement has been extended on a month-to-month basis.

ACQUISITION OF THE NATURAL BABY CATALOG

     In July 1997, the Company acquired the net assets and operations of The Natural Baby Catalog from Baby Co., a mail order retailer of children's clothing and toys. This acquisition was funded with the net proceeds of the Company's initial public offering and has been accounted for as a purchase. The aggregate purchase price consists of the following: Cash $1,444,831 Acquisition costs 276,998 Issuance of 70,000 Kids Stuff unregistered common shares to the former owners of Baby Co. 245,000 Note Payable 100,000 ----------- Total purchase price $2,066,829

     All references to the Company include the operations acquired by it from Perfectly Safe, Duncan Hill and Baby Co. unless the context indicates otherwise.

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

KIDS CATALOG OUTLET

     The Company has recently leased a retail store in Canton, Ohio consisting of approximately 3,300 square feet of space. In November 1998, the Company completed the installation of leasehold improvements and opened the retail store. The retail store, which is named "Kids Catalog Outlet," features the Company's children's clothing and other merchandise which have not been sold through the Company's catalogs.

MARKET

     The Company's market for children's goods is affected by the number of births as well as women in the work force. The Company believes that a birth rate of an estimated 3.8 million births per year and the high percentage of women in the work force place an emphasis on the convenience and value of shopping by catalog. There can be no assurance that the Company is correct in such belief.

STRATEGIES

     The Company believes that its expertise in the marketing and merchandising of children's products provides the basis for future growth by the use of the following strategies:

EXPAND THE MEMBERSHIP OF JEANNIE'S KIDS CLUB.

     Because Jeannie's Kids Club offers popular children's products for up to 60% less than other children's catalogs, the Company believes that there is a substantial market for this type of home shopping service and an opportunity to substantially increase the membership of Jeannie's Kids Club, which went from inception in July 1995 to over 39,000 current members. Although there are costs associated with acquiring the initial $18 membership fee, the $18 annual renewal of such membership is approximately 90% profit to the Company. Under the terms of the Jeannie's Kids Club membership, renewals are automatically billed to a member's credit card prior to the expiration of the membership. The Company intends to embark upon vigorous marketing efforts to expand Jeannie's Kids Club membership.

MAINTAIN THE GROWTH OF THE NATURAL BABY CATALOG.

     Revenues of The Natural Baby Catalog have increased from $3,876,555 in 1992 to $6,188,586 in 1998. The Company will endeavor to maintain continuity in the merchandising and marketing of this catalog.

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

RECENTLY REPLACED OUTDATED DATA PROCESSING SYSTEM.

     During 1997, the Company replaced its computer hardware at an annual lease cost of $24,000. The Company expects this upgrade to improve the efficiencies of its operations. The Company intends to periodically review software upgrade or replacement anticipated to cost approximately $25,000 annually, on a leased basis, but does not expect to replace or upgrade the software until future periods.

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

STABILIZE THE PERFORMANCE OF PERFECTLY SAFE.

     In the past, many of the safety products carried by the Perfectly Safe Catalog were generally hard to find and were not well- stocked by retail stores. That is no longer the case. As a consequence of this competition, the inability of the Company to access certain profitable mailing lists following the Company's introduction of Jeannie's Kids Club, and the decision of the Company to devote more of its available resources to building the mailing list and membership base of Jeannie's Kids Club, the future performance of the Perfectly Safe Catalog will be highly dependent upon the Company's ability to more efficiently obtain new customers through substantially reduced catalog mailings.

MERCHANDISING

     Through its Perfectly Safe Catalog, the Company emphasizes quality and safety and provides full price merchandise tested by the Company and backed by a full satisfaction warranty. The Perfectly Safe Catalog currently consists of 48 pages containing approximately 250 products, principally hardgoods, approximately 52% of which directly relates to child safety and child proofing the home, with the balance consisting of safety tested convenience products and toys. Unlike fashion catalogs which change their mix of products offered based upon trends and seasonality, Perfectly Safe retains proven products. The merchandising function for Perfectly Safe is handled by one of the Company's founders, J. Miller, the author of "The Perfectly Safe Home."

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

     The ratio between hardgoods to softgoods contained in the Company's three catalogs is approximately 3:1. Substantially all of the products contained in The Perfectly Safe and Jeannie's Kids Club Catalogs are hardgoods. The Company continually identifies and tests new product categories that are natural extensions of the core business of its catalogs. Each product and product category is measured for its revenue and profitability, with advertising costs allocated to the product based upon the number of square inches of catalog pages consumed in its presentation. Products are then rated by profitability performance with weaker products either removed or altered in their presentation. Test products are selected based upon the data contained in the analysis of similar or related products, or sales and feature benefits that the Company's merchandising team feels will appeal to the demographics of the intended catalog customer.

MARKETING

     The Company serves the children's market at an age where the child changes rapidly and many of the products become functionally obsolete within months of the date of purchase. The Company's market for its catalog is primarily from prenatal to age three. The Company maintains proprietary mailing lists of households with an average income in excess of $50,000 per year, a proven history of mail order purchases and a newborn in the house. The number of customers who purchased in 1998 was over 84,000 for Perfectly Safe, and over 21,000 member and non-member buyers for Jeannie's Kids Club. (Nonmember buyers are not entitled to purchase Jeannie's Kids Club merchandise at a discount.) The Company also rents mailing lists which meet the Company's criteria from outside sources, which consist of independent list compilers, as well as directly from other children's catalogs. The Company's present cost of renting mailing lists is $.09 per household per use. The Company believes that The Natural Baby Catalog's mailing list rentals are primarily from certain other children's catalogs based upon a proven history of recent mail order purchases.

     In order to select those households most likely to purchase, the Company uses a statistical modeling system. The Company believes that the application of a statistical modeling systems increases the rate of percentage response and profitability of The Natural Baby Catalog, although there can be no assurance that the Company is correct in such belief.

     The Company uses a selling strategy built around two basic selling seasons: fall/winter and spring/summer. Each season requires changes of products appropriate to the time period for the life of the catalog. Catalogs are mailed on a monthly basis in approximately equal quantities, with clearance sales advertised on wrappers of selected catalog mailings. Monthly mailing quantities, however, are subject to significant variations due to changes in timing and availability of rental mailing lists. In 1998, the catalog mailings for
Perfectly   Safe  and  Jeannie's   Kids  Club  were   2,933,037  and  1,369,001,
respectively.

     The Natural Baby Catalog uses a selling strategy based upon three basic selling seasons: spring, summer and fall/winter. While catalogs are mailed monthly, lesser quantities are mailed monthly in the period February-June, with quantities increasing during the fall/winter season. The Natural Baby Catalog mailed approximately 2,599,934 catalogs during 1998.

     Due to a continuing increase in catalog advertising costs and the relatively short customer life, the Company believes that it can no longer afford to use catalog mailings as the sole method of customer name acquisition. The Company is establishing and developing a website to advertise and sell its products.

CUSTOMER SERVICE AND TELEMARKETING

     The Company derives approximately 80% of its revenue through orders placed over the telephone and emphasizes superior customer service and friendliness in its sales representatives. The Company's method of receipt of payment includes major credit cards and checks. The Company's return policy is unconditional, and provides that if a customer is not satisfied with his or her purchase for any reason, it may be returned within 30 days for a full refund or exchange. If a shipping error has occurred the Company will issue call tags to pick up merchandise shipped in error and will send a corrected shipment.

     The Company employs 46 full-time and 2 part-time warehouse customer service and telemarketing employees at March 1, 1999. During 1998, the Company processed over 175,000 telephone orders, catalog requests and service requirements. The Company also processes orders, catalog requests and service requests for Havana. The Company charges Havana $2.40 per order processed.

FULFILLMENT AND DELIVERY

     The Company's fulfillment and delivery objective is to provide excellent customer service within a low cost structure. Its fulfillment operations consist of 23,000 square feet of leased facilities in North Canton, Ohio. Orders shipped are individually recorded and posted through the use of barcode scanners, so that sales records and credit card deposits are electronically posted. The Company's fulfillment center processed approximately 286,000 shipments in 1996, approximately 302,000 shipments in 1997 and approximately 325,000 shipments in 1998.

INVENTORY/PURCHASING

     The Company conducts its purchasing operations at its general offices in Canton, Ohio. Each catalog contains approximately 300 products. Each product is reviewed weekly through the use of computerized reports that provide detailed information regarding inventory value, unit sales, and purchasing delivery times. Products are ordered as required for "just in time" arrival into the Company's inventory.

PRODUCT SOURCING

     The Company acquires products for resale in its catalogs from numerous domestic vendors. No single source supplied more than 10% of the Company's products in 1998.

SEASONALITY

     Perfectly Safe's revenues are not significantly impacted by seasonal fluctuations, as compared to many other retail and catalog operations. The Perfectly Safe customer is believed to be generally the end user of the product so purchases are spread throughout the year, rather than being concentrated between October and December, as are traditional gift purchases. The Company's limited experience does not indicate that Jeannie's Kids Club's revenues will be subject to significant seasonal fluctuation. Natural Baby Products, a division of the Company, has a seasonal increase in the fourth quarter. During 1998 and 1997, The Natural Baby Catalog sales in the fourth quarter were approximately 28% and 34% of The Natural Baby Catalog total respective 1998 and 1997 sales.

 INSTITUTIONAL CREDIT FACILITY

     Effective June 30, 1996, the Company assumed Duncan Hill's liability under Duncan Hill's $800,000 line of credit facility provided by the United National Bank and Trust Company to the Company (the "Bank"). The Bank opened an $800,000 line of credit in the Company's name effective December 31, 1996, and simultaneously terminated Duncan Hill's line of credit. The $650,000 amount outstanding under Duncan Hill's line of credit was transferred upon termination to the line of credit opened in the Company's name. Almost the entirety of those borrowings were used to finance the Company's operations. The line of credit is for an open term, payable upon demand and is secured by the assets of the Company, Duncan Hill and Havana. The repayment of the line of credit is guaranteed by W. Miller and Havana. The amount outstanding under the line of credit as of March 1, 1999 is approximately $762,000. Interest is charged at the rate of 1% over prime. It is the policy of the Bank to review the credit facility annually, and to require that the Company maintain a zero balance on the credit line for a period of thirty consecutive days sometime during the course of each year. The Bank agreed to waive the "zero balance" required for the fiscal 1997 and 1998. The line of credit agreement expired June 30, 1998 and the Company is in the process of renegotiating with the bank.

COMPETITION

     The mail order catalog and retail clothing outlet industries are highly competitive. The Company's catalogs compete and its proposed retail clothing outlet store intends to compete generally with other mail order catalogs and retail stores, including department stores, specialty stores, discount stores and mass merchants. Many general and specialty catalog competitors, as well as retail stores, have substantially greater financial, distribution and marketing resources than the Company. There are numerous general and specialty catalogs selling infants' and children's items. However, based upon type of goods offered, the Company considers its primary hardgood catalog competition, to be "The Right Start Catalog," "One Step Ahead," "Sensational Beginnings," and "Hand in Hand." "The Right Start Catalog" and "One Step Ahead" have substantially larger revenues than the Company, even as adjusted to reflect consolidation of the revenues of The Natural Baby Catalog.

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

     Certain catalogs, such as "Hanna Anderson" and "Biobottoms," compete with The Natural Baby Catalog in selected product areas, but do not compete across the entire product line. Other mail order catalogs for children's softgoods products which the Company believes are competitors of The Natural Baby Catalog to a lessor extent are "Playclothes," "After the Stork," "Talbot's Kids," "Spiegel Children's Clothing," "Brights Creek," "Gymboree," "Eddie Bauer Children's Fashions," and "Spiegel Kids." The Company believes that many of these catalogs have substantially higher revenues than The Natural Baby Catalog.

     In the past, many of the safety products carried by the Perfectly Safe Catalog were generally hard-to-find, lower price items, such as electrical outlet guards, appliance cord shorteners and appliance door latches. Many of these items are now stocked by retail stores, discount stores and mass merchants.

     In 1995, the Company experienced a competitive reaction to its introduction of Jeannie's Kids Club Catalog which resulted in three other children's catalogs refusing to exchange with, or rent their mailing lists to, the Company, resulting in a decrease in sales of the Perfectly Safe Catalog from $5.0 million in 1994 to $4.7 million in 1995. During 1997, the Company identified other mailing lists which have helped to increase the circulation and revenues of the Perfectly Safe Catalog. The Company has not experienced such a reaction from its acquisition of The Natural Baby Catalog, although there can be no assurance that such a competitive reaction will not occur in the future, or that such an occurrence would not have an adverse effect upon the profitability of The Natural Baby Catalog.

TRADEMARKS AND TRADE NAMES

     The Company owns federally registered trademarks: "Perfectly Safe"; "Perfectly Safe, The Catalog For Parents Who Care" with logo; "Perfectly Safe Guarantee" with logo; and, logo. The Company recently registered its mark, "Jeannie's Kids Club," as a unique identification of its Jeannie's Kids Club Catalog. With the recent acquisition of The Natural Baby Catalog, the Company acquired the ownership of the trademark "The Natural Baby Co., Inc." with logo, which is a federally registered trademark. There can be no assurance as to the extent of the protection that will be provided to the Company as a result of having such trademarks and trade names or that the Company will be able to afford the expenses of any complex litigation which may be necessary to enforce the proprietary rights.

REGULATORY MATTERS

     The Company's business, and the catalog industry in general, is subject to regulation by a variety of state and federal laws relating to, among other things, advertising and sales taxes. The Federal Trade Commission regulates the Company's advertising and trade practices and the Consumer Product Safety Commission has issued regulations governing the safety of the products which the Company sells in its catalogs. No assurances can be given that the Company will comply with all state and federal laws affecting its business in the future.

     Under current law, catalog retailers are permitted to make sales in states where they do not have a physical presence without collecting sales tax. The Company believes that it collects sales taxes in states where it is required to do so. However, since 1987, legislation has been introduced periodically in the U.S. Congress which would permit states to require sales tax collection by mail order companies. To date, this proposed legislation has not been passed. Should Congress, however, pass such legislation in the future, most states could be expected to require sales tax collection by out-of-state mail order companies. This would increase the cost of purchasing the Company's products in those states and eliminate whatever competitive advantage that the Company may currently enjoy with respect to in-state competitors in terms of sales taxation, as well as increasing the administrative and overhead costs to the Company in connection with the collection of such sales tax. There can be no assurances given that these state sales tax laws will not be changed in the future to the detriment of the Company. The Company has no claims or regulatory matters in process or pending as of March 1, 1999.

PRODUCT LIABILITY INSURANCE

     Since 1990, the Company's parent, Duncan Hill, has carried product liability insurance for the Company and Havana. The current coverage is $1 million per occurrence with an aggregate limit of $2 million. The policy is supplemented by an umbrella liability policy providing coverage of an additional $1 million per occurrence, $2 million aggregate. The policies are carried by Duncan Hill, with the Company and Havana as named insureds. The policies are issued for a period of one year and are currently in effect through September 17, 1999. The Company may, in the future, procure the same coverage in its name, alone. Although the Company believes that its present insurance coverage is sufficient for its current level of business operations, there is no assurance that such insurance will be sufficient to cover potential claims, or that adequate, affordable insurance coverage will be available to the Company in the future. An uninsured successful claim against the Company or a successful claim in excess of the liability limits or relating to an injury excluded under the policy could have a material adverse effect on the Company.

EMPLOYEES

     As of March 1, 1998, the Company had 72 full time employees and 8 part time employees. Of this total, 13 employees or 16% of total full-time employees, hold positions of managers; 57 employees or 71% of the total, hold hourly paid positions. The largest single segment of the Company's employment is in direct labor involving order entry, customer service, and distribution, where 48 employees or 60% of total Company employment is involved. The work force is non-union, and the Company does not anticipate a union presence in the foreseeable future.

Item 2.  Description of Property.

     The Company's principal offices and telemarketing center are located in Canton, Ohio. The facility consist of 5,600 square feet and is leased through September 30, 1999 with an option to renew for a period of one year. The Company's warehouse and distribution center is located in North Canton, Ohio and consists of approximately 23,000 square feet, which is leased at the monthly rate of $13,329 through September 30, 1999, and subject to earlier termination without penalty at the option of the lessee upon 90 days written notice to the landlord. All leases are in the name of Duncan Hill and the rent is charged to the Company and Havana consistent with past practices.

     In August 1998, the Company entered into a lease for retail space at 4418 Belden Village Street, Canton, OH, containing approximately 3,400 square feet of space. This lease, which amends an earlier lease, has a term expiring December 31, 2002. The Company will pay a monthly rent of approximately $2,250 commencing 30 days after the Company takes possession of the premises and the landlord notifies the Company that the space is ready for occupancy.

     The Company intends to establish and lease a new operations center of approximately 34,000 square feet in 1999. This operation center, which is expected to be located in or about Canton, Ohio, would include customer relations, order entry and warehouse and distribution operations and would replace its existing warehouse facility. Moving costs are estimated at $35,000.

Item 3.  Legal Proceedings

     In the normal course of business, the Company may be involved in various legal proceedings from time to time. Presently, however, the Company is not a party to any litigation, whether routine or incidental to its business, or otherwise.

Item 4.  Submission of Matters to a Vote of Security Holders.

     In December 1998, at the Company's Annual Meeting, the Company elected William L. Miller, Jeanne E. Miller, Clark D. Swisher and Alfred M. Schmidt as directors of the Company. No other matters were voted upon at the Annual Meeting.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     In June 1997, the Company sold Units to the public consisting of two shares of Common Stock and eight Class A Warrants (the "1997 Units"). The 1997 Units were quoted from June 1997 to November 1997 and the Company's Common Stock and Class A Common Stock Purchase Warrants ("Class A Warrants") have been quoted since June 1997 on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbols "KDST" and "KDSTW, respectively." As of March 26, 1999 at 4:00 P.M. Eastern Standard Time, the last sale price of the Common Stock and Class A Warrants in the over-the-counter market were $2.625 and $.3125, respectively. The following table reflects the high and low sales prices for the Company's 1997 Units, Common Stock and Class A Warrants for the periods indicated as reported by the NASD.

                                                    1997 Units
         Fiscal Year Ended December 31, 1997:                      HIGH                               LOW
         -----------------------------------                       ----                               ---
              June 1997                                            $62.00.............................$14.00
              Third Quarter                                         62.00............................  54.00
              October through November 1997                         50.00............................  35.00

                                                   Common Stock
         Fiscal Year Ended December 31, 1997:
              June 1997                                            $11.25.............................$ 5.00
              Third Quarter                                         10.00...............................4.00
              Fourth Quarter                                         7.50...............................5.25

         Fiscal Year Ended December 31, 1998:
              First Quarter                                         $6.50............................. $3.625
              Second Quarter                                         5.135..............................2.375
              Third Quarter                                          4.5................................2.125
              Fourth Quarter                                         3.25...............................1.875
                                                 Class A Warrants
         Fiscal Year Ended December 31, 1997:
              June 1997                                           $  6.00............................$  5.00
              Third Quarter                                          6.53........................... ...5.00
              Fourth Quarter                                         5.47.................................63

         Fiscal Year Ended December 31, 1998:
              First Quarter                                       $  2.25..........................  .$ 0.25
              Second Quarter                                         1.75                               0.50
              Third Quarter                                          0.813..............................0.094
              Fourth Quarter                                          .75............................... .125

     The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions.

     The Company had 16 and 1 record holders of its Common Stock and Series 1 Preferred Stock, respectively, as of March 26, 1999 as reported by its transfer agent (American Stock Transfer & Trust Company). The foregoing does not include beneficial holders of the Company's Common Stock which are held in "street name" (i.e. nominee accounts such as Depository Trust Company).

     No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

     In March 1999, the Company completed a public offering of securities through Fairchild Financial Group, Inc. In the offering, the Company sold 400,000 Units at the public offering price of $5.50 per Unit (the "Preferred Units"). Each Preferred Unit consisted of one share of Series 1 Preferred Stock and two Series 1 Preferred Stock Purchase Warrants. Commencing September 3, 2000, each share of Series 1 Preferred Stock is convertible into two shares of Common Stock. Commencing September 3, 2000, each Preferred Warrant entitles the holder to purchase one share of Series 1 Preferred Stock at an exercise price of $6.00 per share until the close of business on March 3, 2002. The Preferred Units, Series 1 Preferred Stock and Series 1 Preferred Stock Warrants commenced trading on the OTC Electronic Bulletin Board on March 4, 1999 under the symbols, "KDSPU," "KDSPP" and "KDSPW," respectively. As of the close of business on March 26, 1999, the closing sales prices of the Preferred Units, Series 1 Preferred Stock and Preferred Warrants were $7.75, $7.00 and $1.0625, respectively.

Item 6.   Managements' Discussion and Analysis or Plan of Operation.

RESULTS OF OPERATIONS

1998 versus 1997

     Total net sales for 1998 increased  $3,156,263,  or 28.7%,  to $14,172,864, compared with $11,016,601 for 1997. Net sales include sales from merchandise, Jeannie's Kids Club memberships, shipping and handling charges, and mailing list rentals.

     The increase in sales is mainly attributable to The Natural Baby Catalog, which recorded 1998 sales of $6,188,586 compared with $3,876,555 in 1997. The Natural baby Catalog accounted for 73% of the Company's overall sales increase.

     The net sales of the Perfectly Safe Catalog increased to $4,932,732 in 1998 compared with $3,937,809 in 1997. This increase is attributable to improved catalog merchandising which permitted a 44.8% increase in catalog circulation from 2,933,037 catalogs mailed in 1998 compared with 2,025,375 catalogs mailed during 1997. The increases in sales of The Natural Baby Catalog and Perfectly Safe Catalog were partially offset by a decrease in net sales of Jeannie's Kids Club Catalog, which decreased to $3,051,546 in 1998 compared with $3,202,237 for 1997. The circulation of Jeannie's Kids Club was reduced 4.4% to 1,369,001 in 1998, compared with circulation of 1,432,716 in 1997. Cost of sales, as a percentage of net sales, remained fairly consistent at 61.8% for 1997 to 61.5% for 1998.

     Selling expenses, which consist of advertising and other marketing related expenses expressed as a percentage of sales, increased from 26.9% for 1997 to 28.0%
     for 1998. The increase was due to higher catalog cost as a component of advertising expense.

     General and administrative expenses were $1,486,889, or 10.5% of net sales, for 1998, and $1,077,041, or 9.8% of net sales, for 1997. Approximately 32% of the increased administrative expense was attributable to increased wages and related costs of employment due to business expansion. Building and occupancy expense accounted for 21% of the increased administrative expense, and 13% of increased administrative expenses were incurred for depreciation and amortization of Natural Baby's mailing lists and goodwill. The above mentioned increased costs reflect the first full year's impact of the administrative costs of the Natural Baby Catalog acquisition, which was completed in July 1997.

     Effective January 1, 1998, The Havana Group, Inc. entered into an agreement with the Company whereby the Company provided administrative functions to Havana at an annual cost of $206,100 consisting of: $34,000 for accounting and payroll services, $51,600 for administration and human resource management, $34,900 for data processing, $32,200 for office equipment and facilities use, $38,100 for merchandising and marketing services, $15,300 for purchasing services and $2.40 per order processed for order fulfillment. While management believes these fees would represent actual costs should Havana undertake to provide these services itself, cancellation or modification of the agreement would have the impact of altering the general and administrative expense structure of the Company.

     Net loss for the year ended December 31, 1998 was $35,788, or 0.3% of net sales, compared to a net profit of $50,097, or 0.5% of net sales for the same period of 1997. The Company attributes this change primarily to increased general and administrative expenses, with slightly higher than expected selling expenses.

Liquidity and Capital Resources

     In March 1999, the Company completed a public offering of securities through Fairchild Financial Group, Inc. In the offering, the Company sold 400,000 Units at the public offering price of $5.50 per Unit. Each Preferred Unit consisted of one share of Series 1 Preferred Stock and two Series 1 Preferred Stock Purchase Warrants. The Company realized net proceeds of approximately $1,960,000 from this Offering.

     At March 1, 1998, the balance of the Company's credit line was $762,000. The Company's current credit line is $800,000, payable on demand. The line is secured by the assets of the Company and its affiliated companies, Havana and Duncan Hill, and is guaranteed by W. Miller, the Company' Chief Executive Officer. The interest rate is 1% over prime. It is the policy of the bank to review the credit facility annually, and to require that the Company maintain a zero balance on the credit line for a period of thirty consecutive days sometime during the course of each year. The bank has agreed to waive the "zero balance" required for the fiscal 1997 and 1998 loan years because the Company's current cash flow would not allow it to comply before then.

     At December 31, 1998, the Company had a deficit in retained earnings of $1,438,371, compared with a deficit of $1,402,583 at December 31, 1997. This change resulted from the 1998 net loss of $35,788. For the year ended December 31, 1998, operating activities provided $120,094 in cash. Funds were provided by increases in accounts payable of $724,861, decreases in accounts receivable of $83,469, and non-cash expenses of depreciation and amortization of $181,932. Funds were consumed by inventory increases of $536,903, increases in deferred advertising of $155,435, and increases in prepaid expenses and other assets totaling $142,042. For the year ended December 31, 1998, the Company's investing activities used $351,027 in cash. Property and equipment additions used $130,035 for increases in equipment and the establishment of the "Kids Catalog outlet" retail store. Additionally, the Company invested $220,992 in catalog development and redesign to alter the format, appearance, design, and presentation of its products.

     For the year ended December 31, 1998, the Company's financing activities provided $154,465 in cash. This consisted of borrowings on its line of credit in the amount of $91,000, increases in prepaid expenses for its anticipated public offering of $77,008, and decreases in amounts due from affiliates of $140,473.

     For the year ended December 31, 1998, the combined effect of net cash provided by operating activities of $120,094, net cash used by investing activities of $351,027, and net cash provided by financing activities of $154,465 decreased cash from $101,894 at December 31, 1997 to $25,426 at December 31, 1998.

     For the year ended December 31, 1997, the operating activities consumed $576,038 in cash through increases in accounts receivable, inventories and prepaid expenses , but provided $553,709 in cash through a decrease in deferred catalog expense, and an increase in accounts payable, customer advances and other. The net effect of these changes and non cash charges of $80,687 relating to depreciation and amortization, when added to the net profit was an increase in the Company's cash position, so that net cash provided by operating activities was $108,455. For the year ended December 31, 1997, the Company's financing activities provided $1,497,636 in cash, with $2,619,890 from the sale of common stock, $21,000 from borrowings on the Company's bank credit line, $43,782 from a decrease in prepaid amounts for the public offering and $5,000 from the sale of preferred stock, while using $718,035 from changes in obligations to/from affiliates, $107,143 for the repurchase of the Company's Common Stock from bridge lenders relating to the Company's initial public offering and $366,858 from the repayment of debt, $266,858 which was paid to related parties. For the year ended December 31, 1997, the combined effect of net cash provided by operating activities of $108,455, net cash provided by financing activities of $1,497,636, and investments in fixed assets and the acquisition of The Natural Baby Catalog totaling $1,752,845, decreased cash from $248,648 to $101,894 at December 31, 1997.

     Effective June 30, 1996, the Company was formed by Duncan Hill for the purpose of acquiring certain operating assets of Duncan Hill and the children's catalog business of Perfectly Safe. The Company paid for those assets through the assumption of Perfectly Safe liabilities and Duncan Hill's bank line of credit, by a promissory note payable to

Duncan Hill and by preferred and common stock of the Company. The first installment of the promissory note to Duncan Hill in the principal amount of $66,858, plus accrued interest, was paid on July 7, 1997. The remaining $300,000 was satisfied during 1998 in a non-cash transaction where Havana, a subsidiary of Duncan Hill, issued 110,000 shares of its Series B Preferred Stock to Duncan Hill. In return, Duncan Hill assumed a $300,000 liability due to the Company. This $300,000 liability to the Company was used to satisfy the $300,000 debt owed from the Company to Duncan Hill.

     In order to finance operations, the Company entered into certain private financing agreements commencing in October, 1996. In that regard, the Company issued 8% promissory notes in the amount of $125,000 to be repaid with a portion of the proceeds from its initial public offering, 8% promissory notes in the amount of $75,000, convertible upon the effective date of the Company's initial public offering into Warrants to purchase 1,500,000 shares of Common Stock (the "8% Convertible Notes") and 1,300,000 shares of the Company's Common Stock for $162,500. Subsequently, the holders of the 8% Convertible Notes, at the request of the Representative agreed to accept a cash payment at the closing of the initial public offering in the face amount of $75,000, plus accrued interest at 8% per annum, in lieu of the conversion of their notes into 1,500,000 Warrants. Also, in July 1997, the Company repurchased 857,144 shares of the Common Stock previously issued in the private financings at a repurchase price of $.125 per share. On July 2, 1997, the Company repaid the 8% promissory notes in the principal amount of $125,000, plus accrued interest, the 8% Convertible Notes in the principal amount of $75,000, plus accrued interest, and the payment of notes in the principal amount of $107,143, plus accrued interest for the repurchase of the 857,144 shares of Common Stock of the Company mentioned above, out of the proceeds of its initial public offering:

     The Company filed a registration statement in 1997 relating to the offering by the Company of 300,000 units at an offering price of $12 per unit, each unit consisting of two shares of Common Stock, $.001 par value, and eight Class A Warrants. The Company's initial public offering was declared effective by the Commission on June 26, 1997, and the proceeds were distributed to the Company on July 2, 1997. See "Notes To Financial Statements - Note 7. Public Offering."

     On July 2, 1997, the Company completed its acquisition of The Natural Baby Catalog from Baby Co. The Company paid the following: a cash payment of $1,225,000 to the seller; a cash payment in the amount of $219,831 in payment of a note owed by Baby Co. in the principal amount of $197,603 together with accrued interest in the amount of $22,228 through July 2, 1997; a cash payment of $50,134 to Core States Bank to pay off Baby Co's line of credit in the principal amount of $50,000 plus interest of $134; the assumption by the Company of Baby Co.'s accounts payable incurred in the ordinary course of business which was approximately $266,287 as of June 30, 1997; assumption of Baby Co.'s remaining lease obligations in the approximate amount of $24,000 as of June 30, 1997; a convertible promissory note issued by the Company to Baby Co. in the amount of $250,000 (Convertible Note); a second promissory note in an amount which reflects the pre-tax profits of Baby Co. in excess of $300,000 from the date of completion of the acquisition through December 31, 1997 (the "Excess Profit Note"); 70,000 shares of the unregistered Common Stock of the Company issued to Baby Co., valued at $3.50 per share, which are subject to a two year lock-up until June 26, 1999; and, the agreement on the part of W. Miller to guarantee the payments to be made by the Company under the convertible note on the first and second anniversary dates. Effective December 31, 1997, the Company paid $100,000 in exchange for the cancellation of both the $250,000 Convertible Note and the Excess Profit Note mentioned above. The Company also signed a four year non-compete agreement with the sellers at a cost of $130,000, payable over two years.

     The Company uses the intrinsic value-based method for stock-based compensation to employees. As a result, this standard does not have any effect to the Company's financial statements other than to require disclosure of the pro forma effect on net income (loss) of using the fair value-based method of accounting.

     Effective January 1, 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new standards for reporting comprehensive income and its components. The effect of the adoption was not material.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 changes the standards for reporting financial results by operating segments, related products and services, geographic areas and major customers. The Company adopted SFAS No. 131 for the fiscal year ended December 31, 1998. The effect of such adoption in 1998 was not material.

     In March 1998, Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, was issued. The SOP provides guidance on accounting for costs of computer software based on the project stage and other criteria and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company believes that the effect of adoption will not be material.

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. The Company does not anticipate engaging in such transactions, but will comply with requirements of SFAS 133 when adopted. This statement is effective for all fiscal quarters beginning after June 15, 1999. The effect of adopting SFAS 133 is not expected to be material.

     The Company intends to meet its cash requirements over the next 12-15 months from cash generated from operations and proceeds of its recently completed offering. The Company intends to seek to expand and/or restructure its line-of-credit with its existing institutional lender. The Company intends to establish a new operations center and develop and establish a website.

Year 2000 Issues

     Many existing computer programs use only two digits to identify a year in the date field. There programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company is currently working to correct its computers and does not believe that the expenditures will materially adversely impact the Company, although no assurances can be given in this regard. The Company purchases its materials from numerous vendors. While the Company has not determined whether all its vendors will be year 2000 compliant before the problem arises, Management believes that since it is not dependent on any major vendor, that its operations will not be materially adversely effected by the failure of a few vendors to timely correct the problem. However, no assurances can be given that Management will be correct in its belief.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)      Identification of Directors

         The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:

                                                                   First
                                Term of        Became              Principal
Name                 Age        Office         Director            Occupation

William L. Miller    62         (1)             1981               Chairman of the
                                                                   Board, Chief
                                                                   Executive Officer
                                                                   and Principal
                                                                   Financial Officer of
                                                                   the Company

Jeanne E. Miller (2)  51        (1)             1982               President of the
                                                                   Company

Clark D. Swisher      47        (1)             1971               Senior Vice
                                                                   President of the
                                                                   Employee Benefits
                                                                   Division of the
                                                                   Leonard-McCormick
                                                                   Agency

Alfred M. Schmidt     65        (1)             1998               President of Schmidt
                                                                   Group International,
                                                                   Inc.

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

(c)      Business Experience

     WILLIAM L. MILLER, Chairman of the Board, Chief Executive Officer, Principal Financial and Accounting Officer, Treasurer and Secretary of the Company since its formation in July 1996. Mr. Miller serves as Chairman of the Board, President and Chief Executive Officer of Havana since December 1997. Previously, he was the sole director and an executive officer of E.A. Carey of Ohio, Inc. from 1984 to December 1997. Mr. Miller had been a director of Perfectly Safe, Inc. and its vice President since it was formed by Duncan Hill in 1990 until July 1996. Mr. Miller is President, Founder and a director of Duncan Hill, a company he formed in 1977, Mr. Miller founded the MBI Corporation, which designed and developed packaging machinery (1975-78). Mr. Miller served in executive capacities in the direct marketing industry from 1971 to 1975. He holds a Bachelors Degree. in Mechanical Engineering from Purdue University and a Masters Degree in Business Administration from Indiana University

     JEANNE E. MILLER has been a director of the Company since July 1996, and its President since January 1998. Previously, she served as Executive Vice President of the Company from July 1996 until January 1998. Since July 1996, Mrs. Miller had been a director of Perfectly Safe, Inc., and its President since its formation in 1990 until July 1996. Mrs. Miller co-founded Duncan Hill in 1977 and has been a director and its Vice President since 1977. Mrs. Miller is the author of the child safety book THE PERFECTLY SAFE HOME, published by Simon and Schuster in 1991 and has appeared on network television to speak on that subject. Mrs. Miller served as Vice President and a director of Carey and Highland Pipe Company, both of which are subsidiaries of Duncan Hill, from 1984 to 1996.

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

     ALFRED M. SCHMIDT, JR., a director of the Company since September 1998 is President of The Schmidt Group International, Inc., direct marketing/management consultants. Mr. Schmidt was the entrepreneur owner of New Hampton General Store, a consumer catalog company. Mr. Schmidt was a Vice President of Hanover House, then the first Vice President of Brooks Brothers, a national chain of apparel specialty stores with 65 stores in the U.S. and six in Japan. Mr. Schmidt subsequently was the first Vice President of Direct Marketing of Bergdorf Goodman, N.Y., a designer apparel retailer, and Senior vice President in charge of catalogs at the Franklin Mint, Franklin Center, Pennsylvania. Mr. Schmidt finished his public career as President of Myron Manufacturing

     Company, a direct marketing firm selling advertising specialty products by catalog, direct mail, and telemarketing. For the past twelve years, Mr. Schmidt has led his company in catalog consulting with clients from Europe to the Pacific Rim. Mr. Schmidt is a member of the Direct Marketing Association, the 1982 winner of the prestigious Henry Hoke Award and the DMA Echo Leader Award. He was a founder of the Catalog Leader's Group. Mr. Schmidt has served on the DMA Catalog Council, The Direct Marketing Educational Council, and the Direct Marketing Idea Exchange. Mr. Schmidt has been a contributing writer to Catalog Age Magazine, Catalog Business, Direct Marketing Magazine and D.M. News. Mr. Schmidt has addressed audiences extensively in the U.S. as well as Europe and the Far East.

     Alfred M. Schmidt, Jr. is an independent director and the Company intends to appoint a second independent director as the fifth director. There is no assurance, however, that the Company will be able to attract a suitable candidate at this stage of its development.

     The Company intends to identify and appoint an individual who is not affiliated with the Company as its fifth director. There is no assurance, however, that the Company will be able to attract a suitable candidate at this stage of its development.

     Upon the appointment of an additional unaffiliated director the Board of Directors intends to establish a Compensation Committee and an Audit Committee. The Audit Committee, which will consist of at least a majority of directors who are not affiliated with the Company, will among other things, make recommendations to the Board of Directors regarding the independent auditors for the Company, approve the scope of the annual audit activities of the independent auditors and review audit results and have general responsibility for all auditing related matters. The Compensation Committee will consist entirely of directors who are not affiliated with the Company. The Compensation Committee will review and recommend to the Board of Directors the compensation structure for the Company's officers and other management personnel, including salary rates, participation in incentive compensation and benefit plans, fringe benefits, non-cash perquisites and other forms of compensation. The Committee will also administer the Company's 1997 Long-Term Stock Incentive Plan.

     Fairchild Financial Group, Inc., the Managing Underwriter of the Company's IPO, has been granted by the Company the right to designate one director to serve on the Company's Board of Directors for a period of three years from June 26, 1997. As of March 29, 1999, no such person has been designated.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. To Management's knowledge, no officer, director or person owning more than 10% of the Company's Common Stock filed any reports late during its fiscal year ended December 31, 1997, except Alfred Schmidt filed late a Form 3 and a Form 4 for September 1998, Clark D. Switzer filed late a Form 3 and William L. Miller and Duncan Hill, Inc. each filed late a Form 4 for March 1998.

Compensation of Directors

     The Company pays its directors who are not also employees of the Company $500 for each meeting attended and reimburses such directors for travel and other expenses incurred by them in connection with attending Board of Directors meetings. Directors are eligible to participate in 1997 Stock Incentive Plan.

                                KIDS STUFF, INC.

                                FINANCIAL REPORT

                                KIDS STUFF, INC.

                                    CONTENTS



----------------------------------------------------------------------------

                                                                                                          Page

INDEPENDENT AUDITORS' REPORT                                                                               F-3

FINANCIAL STATEMENTS
    Balance sheet                                                                              F-4 through F-5
    Statements of operations                                                                               F-6
    Statements of stockholders' equity                                                                     F-7
    Statements of cash flows                                                                   F-8 through F-9
    Notes to financial statements                                                            F-10 through F-22


                          Independent Auditors' Report


To the Stockholders and Board of Directors
Kids Stuff, Inc.
Canton, Ohio

     We have audited the accompanying balance sheet of Kids Stuff, Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kids Stuff, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.





HAUSSER + TAYLOR LLP





Canton, Ohio
March 20, 1999

                                KIDS STUFF, INC.

                                 BALANCE SHEET

                               December 31, 1998

ASSETS

CURRENT ASSETS
Cash .........................................................        $   25,426
Accounts receivahle ..........................................           251,544
Due from affiliates ..........................................           140,492
Inventories ..................................................         1,925,915
Deferred catalog expense .....................................           415,027
Prepaid expenses .............................................           166,497
                                                                      ----------
     Total Current Assets ....................................         2,924,901

PROPERTY AND EQUIPMENT
Leasehold improvements .......................................            35,982
Machinery and equipment ......................................            65,765
Data processing equipment ....................................           262,474
Furniture and tixtures .......................................            94,411
                                                                      ----------
                                                                         458,632
Less accumulated depreciation and amortization ...............           120,212
                                                                      ----------
                                                                         338,420
OTHER ASSETS, net of accumulated amortization

Goodwill .....................................................         l,072,905
Customer lists ...............................................           402,798
Catalog development and other ................................           289,110
                                                                      ----------
                                                                       1,764,813
                                                                      ----------

                                                                      $5,028,134
                                                                      ==========




   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.


                                  BALANCE SHEET

                               December 31, 1998



LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Line of credit ..........................................          $  762,000
Accounts payable ..........................................           2,434,297
Customer advances .........................................               5,100
  Accrued expenses ........................................              39,861
  Total Current Liabilities ...............................           3,241,258


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
Preferred stock, $.001 per share,
 10,000,000 shares authorized, 5,000,000
 shares issued and oustanding voting,
 without dividend .........................................               5,000
Common stock - $.001 par value,
 25,000,000 shares authorized,
 3,512,856 shares issued and
 outstanding ..............................................               3,513
Additional paid-in capital ................................           3,216,734
  Retained earnings (defcit) ..............................          (1,438,371)
  Total Stockholders' Equity ..............................           1,786,876

                                                                      5,028,134

   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.


                            STATEMENTS OF OPERATIONS


                     Years Ended December 31, l998 and 1997



                                                       1998           1997

SALES ......................................     $ 14,172,864        11,016,601
COST OF SALES ..............................        8,712,876         6,812,422
                                                 ------------      ------------
GROSS PROFIT ...............................        5,459,988         4,204,179


SELLlNG EXPENSES ...........................        3,966,452         4,204,179
GENERAL AND ADMINISTRATIVE EXPENSES ........        1,486,889         1,077,041
                                                 ------------      ------------
INCOME FROM OPERATIONS .....................            6,647           160,209


NET OTHER (EXPENSE) INCOME
  Interest expense .........................          (60,630)         (108,933)
                                                 ------------      ------------
Other ......................................           18,195            (1,179)
                                                 ------------      ------------
                                                      (42,435)         (110,112)

NET (LOSS) INCOME ..........................          (35,788)           50,097
                                                 ============      ============
BASIC AND DILUTED (LOSS) INCOME
  PER SHARE ................................     $       (.01)              .01
                                                 ============      ============


The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.
                      STATEMENT'S OF STOCKHOLDERS' EQUITY


                     Years Ended December 31, l998 and 1997


                                        Common    Preferred      Paid-In        Retained
                                        Stock     Stock          Capital        Earnings       Total



BALANCE - JANUARY 1, 1997 .....         3,700           --         458,800     (1,452,680)     (990,180)

ISSUANCE OF 5,000,000 PREFERRED
 SHARES TO DUNCAN HILL ........          --            5,000          --             --           5,000

REPURCHASE OF 857,144
 COMMON SHARES FROM
 BRIDGE LENDERS ...............          (857)          --        (106,286)          --         (107,143)

NET PROCEEDS FROM THE
 ISSUANCE OF 600,000 COMMON
 SHARES IN PUBLIC OFFERING ....           600           --       2,619,290           --        2,619,890

ISSUANCE OF 70,000 UNREGISTERED
 COMMON SHARES FOR
 PURCHASE OF NATURAL BABY .....            70           --         244,930           --          245,000

NET INCOME  ...................          --             --            --           50,097         50,097
                                        --------       --------  ---------      ----------     ----------
BALANCE - DECEMBER 31, 1997 ...         3,513          5,000     3,216,734     (1,402,583)     1,822,664

NET LOSS ......................          --             --            --          (35,788)       (35,788)
                                        --------       --------  ---------      ----------     ----------
BALANCE - DECEMBER 31, 1998 ...   $     3,513    $     5,000   $ 3,216,734    $(1,438,371)   $ 1,786,876
                                        ========       ========  =========      ==========     ==========

   The accompanying noLes are an integral part of these Financial statements.

                                KIDS STUFF, INC.


                            STATEMENTS OF CASH FLOWS

                     Years Ended December 31, l998 and 1997


                                                            1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income ...................................   $   (35,788)   $    50,097
Adjustments to reconcile net (loss) income to nel
cash provided by operating activities:
Depreciation and amortization .......................       181,932         80,687
Decrease (increase) in accounts receivable .........         83,469       (139,937)
(Increase)in inventories ............................      (536,903)     (417,847)
(Increase) decrease in deferred catalog expense .....      (155,435)       203,464
(Ilncrease)in prepaid expenses .......................      (67,691)       (18,254)
(Increase) in other assets ..........................       (74,351)          --
Increase in accounts payable, customer
advances and accrued expenses .......................       724,861        350,245
Nct cash provided by operating activities ...........       120,094        108,455

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment and other assets      (130,035)     (157,023)
Amount paid for catalog development .................      (220,992)          --
Decrease in prepaid amounts for
acquisition of Natural Baby Catalog business ........          --          126,007
Purchase of Natural Baby Catalog business ..........           --       (1,721,829)
Net cash (used) by investing activities .............      (351,027)    (1,752,845)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on line of credit - net ..................        91,000         21,000
Sale of common stock ................................          --        2,619,890
Purchase of common stock ...........................           --         (107,143)
Sale of preferred stock ............................           --            5,000
Payments on long-term debt - related party .........           --        (266,858)
Payment on note payable for acquisition of ........            --
Natural Baby Catalog ................................          --         (100,000)
(Increase) decrease in prepaid amounts for
public offering .....................................       (77,008)        43,782
(Decrease) in due to attiliates .....................          --         (137,070)
Decrease (increase) in due from affiliates ..........       140,473       (580,965)
Net cash provided by tinancing activities ...........   $   154,465    $ 1,497,636



   The accompamying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.


                            STATEMENTS OF CASH FLOWS


                     Years ended December 31, 1998 and 1997





                                                   1998           1997


NET (DECREASE) IN CASH ........................   $ (76,468)    (146,754)
CASH - BEGINNING ..............................     101,894      248,648


CASH - ENDING .................................      25,426      101,894

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION


  Cash paid during the year for interest ......      60,630      108,778

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING ACTIVITY

  Borrowing on note payable for the purchase of
  the Natural Baby Catalog ....................          $-    $ 100,000

  Issuance of 70,000 unregistered common sharcs
  for the purchasc of The Natural Baby Catalog           $-    $ 245,000



SUPPLEMENTAl, DISCLOSURE OF NON-CASH
  FINANCING ACTIVITY


  The Havana Group, a subsidiary of
     Duncan Hill, Inc., issued
  110,000 shares of its Series
  B Preferred Stock to Duncan Hill ............
  In return, Duncan Hill assumed a
  $300,000 liability due to Kids
  Stuff; Inc. This $300,000 liability
  to Kids Stuff; Inc. was  used to satisfy
  the $300,000 debt owed from Kids Stuff;
  Inc. to Duncan Hill .........................   $ 300,000           $-


   The accompamying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.

                          NOTES TO FINANCIAL STATEMENTS




Business Description and Summary of Significant Accounting Policies

     A. Business Description - Kids Stuff, Inc. ("Kids Stuff" or the "Company") is in the mail order business and sells to customers throughout the United States. Duncan Hill, Inc. owns 85% of the Company's outstanding voting capital stock as of December 31, 1998. Perfectly Safe, a division of the Company, primarily sells children's safety products for use up to age 3. Jeanne's Kids Club, a division of the Company, sells hard good products for children primarily up to the age of 3. Natural Baby, a division of the Company, sells clothing and toys for children primarily up to the age of 3. Products are purchased from a variety of vendors.

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

     C. Fair Value of Financial Instruments - The fair value of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturities of those financial instruments. In accordance with Statement of Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

     D. Trade Receivables - It is the Company's policy to record accounts receivable net of an allowance for doubtful accounts. Management has determined that no allowance is necessary as of December 31, 1998. Bad debt expense was $49,199 and $37,904 for the years ended December 31, 1998 and 1997, respectively.

     E. Inventories consist of finished goods held for resale and are stated at the lower of cost or market with cost being determined by the first-in, first-out (FIFO) method.

     F. Deferred catalog expenses are costs of catalogs mailed to customers which are deferred and amortized over periods ranging from four weeks to six months, the estimated length of time customers utilize catalogs and other mail order mailings from the Company. Catalog expense was $3,317,565 and $2,473,778 for the years ended December 31, 1998 and 1997, respectively.

                                KIDS STUFF, INC.

Business Description and Summary of Significant Accounting Policies (continued)

     G. December 31, 1998 prepaid expenses include $77,008 relative to the preferred stock public offering which occurred in 1999 (see Note 11).

     H. Property and equipment are carried at cost and depreciated using the straight-line method over their estimated useful lives ranging from five to ten years. Depreciation expense amounted to $46,457 and $29,541 for the years ended December 31, 1998 and 1997, respectively.

     Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

     I. Intangible Assets - During 1997, the Company purchased the net assets and operations of The Natural Baby Company as discussed in Note 4. Management has determined the fair value of the customer list acquired in that acquisition to be $505,000. The excess purchase price over the value allocated to the specifically identifiable assets acquired amounted to $1,148,692 and was recorded as goodwill. The customer list is being amortized using the straight-line method over seven years. Goodwill is being amortized using the straight-line method over twenty years. Accumulated amortization was $102,202 and $78,187, respectively, for the customer list and goodwill as of December 31, 1998.

     During 1998, the Company redesigned the Natural Baby Company, the Perfectly Safe and the Kids Club catalogs. Costs of redesigning these catalogs totaling $220,992 were capitalized and are being amortized over 48 months using the straight-line method. Accumulated amortization was $6,233 as of December 31, 1998.

     J. The Company developed and maintains a mailing list of customers who have purchased merchandise in the recent past. The cost of developing, maintaining, and updating this list is expensed in the period incurred.

     K. Per Share Amounts - Net income per share is calculated using the weighted average number of shares outstanding during the year for basic earnings per share. Diluted earnings per share are calculated to include the dilutive effect of stock options and warrants. The number of shares outstanding in computing basic and diluted earnings per share for 1998 and 1997 are as follows:

                                KIDS STUFF, INC.

Business Description and Summary of Significant Accounting Policies (continued)

                                                              1998           1997
                                                              ----           ----

Actual weighted average number of common
shares outstanding for basic earnings per share              3,512,856     3,551,432

Effect of dilutive warrants                                      -           768,000
                                                            ------------- ----------

Weighted average assuming conversion
used for diluted earnings per share                          3,512,856     4,319,432
                                                             =========     =========

     L. New Authoritative Pronouncements

     In June 1997, SFAS 130, "Reporting Comprehensive Income," was issued. SFAS 130 established new standards for reporting comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. The Company adopted this new standard during 1998. The effect of adoption was not material.

     In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 changes the standards for reporting financial results by operating segments, related products and services, geographical areas and major customers. The Company adopted this new standard during 1998. The effect of adoption was not material.

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. The Company does not anticipate engaging in such transactions, but will comply with requirements of SFAS 133 when adopted. This statement is effective for all fiscal quarters beginning after June 15, 1999. The effect of adopting SFAS 133 is not expected to be material.

                                KIDS STUFF, INC.

Business Description and Summary of Significant Accounting Policies (continued)

     In March 1998, Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, was issued. The SOP provides guidance on accounting for costs of computer software based on the project stage and other criteria and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company believes that the effect of adoption will not be material.

Note 1. Agreement with Affiliated Company

     Duncan Hill, Inc. owns 89% of the outstanding voting capital stock of the Havana Group, Inc. (Havana). In January 1998, the Company contracted with Havana to provide administrative, executive, and accounting services at an annual cost of approximately $206,100 as outlined below and $2.40 per order processed. Havana is also obligated to pay 5% of its 1998 pre-tax profits to Kids Stuff in connection with these administrative and fulfillment services. However, Havana had no pre-tax profits for 1998. Total costs charged to Havana in 1998 amounted to $293,432. This agreement has been extended on a month-to-month basis. Management believes that this is substantially the same cost that it would incur should it procure these services itself.

                            Accounting and Payroll Services                                  $   34,000
                            Administrative and Human Resource Management                         51,600
                            Data Processing                                                      34,900
                            Office Equipment and Facilities Use                                  32,200
                            Merchandising and Marketing Services                                 38,100
                            Purchasing Services                                                  15,300
                                                                                               --------
                            Total                                                             $ 206,100
                                                                                                =======

     Kids Stuff had provided these services during 1997 on an actual cost basis. Actual costs are those direct costs that can be charged on a per order or per hour basis, plus general and administrative costs allocated on a pro rata basis by dividing the total assets of the operating entity requesting services by the sum of the total assets of all operating entities of Duncan Hill and the operating entity requesting services. The costs charged to Havana in 1997 amounted to $450,443.

                                KIDS STUFF, INC.

Note 2. Stockholders' Equity

         A.       Common Stock

     In connection with a reorganization effective June 30, 1996, the Company issued to its parent, Duncan Hill Co., Ltd. (the Predecessor of Duncan Hill, Inc.), 2,400,000 shares of Common Stock at a value of $.125 per share. Commencing October 1996, the Company sold an aggregate of 1,300,000 shares of Common Stock to eight private investors for the aggregate purchase price of $162,500. These 3,700,000 shares of unregistered securities were issued by the Company at its inception. There were no underwriting discounts and commissions paid in connection with the issuance of any said securities.

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

     In July 1997, the Company issued 70,000 unregistered restricted shares which represented $245,000 of the $2,066,829 purchase cost of The Natural Baby Company (see Note 4).

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

     During January 1997, the Company issued 5,000,000 shares of Series A Preferred Stock, $.001 par value to Duncan Hill as part of the reorganization. The holders of the Series A Preferred Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

                                KIDS STUFF, INC.

Note 2. Stockholders' Equity (continued)

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

Note 3. Line of Credit

     Kids Stuff, Inc. has an $800,000 line of credit from United Bank with an open term which is payable on demand, bearing interest payable monthly at the bank's prime lending rate plus 1%, for an effective rate of 8.75% at December 31, 1998. The line of credit had a balance of $762,000 at December 31, 1998. The line is secured by assets of the Company, as well as the assets of Duncan Hill and another Duncan subsidiary, Havana Group, Inc., formerly E. A. Carey of Ohio, Inc. The repayment of the facility is guaranteed by Mr. Miller, the Company's Chief Executive Officer. The credit facility requires that the Company maintain a zero balance on the credit line for a period of thirty consecutive days sometime during the course of each year. The bank has waived the zero balance requirement for 1998. The weighted average interest rate for the years ended December 31, 1998 and 1997 was 9.3% and 9.4%, respectively. Due to the current nature of the liability, the carrying amount of the line approximates fair value. The line of credit expired June 30, 1998, and the Company is in the process of renegotiating the agreement with the bank.

                                KIDS STUFF, INC.

Note 4. Acquisition of The Natural Baby Company

     In July 1997, the Company acquired the net assets and operations of The Natural Baby Company, a mail order retailer of children's clothing and toys. The purchase was funded with the net proceeds of an initial public offering. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the acquired company have been included in the Company's financial statements since the date of acquisition. The aggregate purchase price is comprised of the following

Cash paid to former owners and to pay off debt of
The Natural Baby Company                                              $1,444,831

Costs of acquisition                                                  276,998

Issuance of 70,000 Kids Stuff unregistered common shares to
the former owners of The Natural Baby Company                         245,000

Note payable                                                          100,000
                                                                      ----------
Total purchase price                                                  2,066,829

The purchase price was allocated to the net assets acquired based on fair values as follows:

Accounts receivable                                                   29,297

Inventory                                                             474,769

Deferred catalog costs                                                185,587

Prepaid expenses                                                      3,544

Property and equipment                                                16,151

Customer list                                                         505,000

Accounts payable assumed                                              (296,211)
                                                                      ----------
Net assets acquired                                                   918,137

                                KIDS STUFF, INC.

Note 4. Acquisition of the Natural Baby Company (continued)

                     Excess of the purchase price over value allocated to
                         specifically identifiable assets acquired                             $ 1,148,692
                                                                                                 ---------

                             Total purchase price                                              $ 2,066,829
                                                                                                 =========


     The excess of the aggregate  purchase price over the value allocated to the
specifically   identifiable  assets  acquired  of  $1,148,692  was  recorded  as goodwill.

Note 5. Lease Commitments

     Duncan Hill, Inc., the parent company of Kids Stuff, has entered into several operating leases for retail and office space and equipment. Kids Stuff currently makes the required lease payments and allocates a portion of the cost to the Havana Group under the terms of the agreement discussed in Note 1. Duncan Hill is dependent on Kids Stuff to meet monthly lease obligations. Future minimum lease payments required by Duncan Hill, Inc. under noncancellable operating leases for the years ending December 31 are as follows:

                                    1999                               $  97,840
                                    2000                                  81,307
                                    2001                                  52,866
                                    2002                                  17,604

Note 6. Income Tax

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. The Company files its Federal income tax return as part of a consolidated group.

     Deferred income taxes reflect the effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) consisted of the following at December 31, 1998 and 1997:

                                KIDS STUFF, INC.

Note 6. Income Tax (continued)

                                                                                          1998            1997
                                                                                          ----            ----

                        Deferred tax assets:
                            Net operating loss carryforward                           $ 172,832        $ 122,529
                            Inventory obsolescence                                       11,900           37,796
                                                                                       --------         --------
                        Total deferred tax assets                                       184,732          160,325
                        Valuation allowance                                             (22,552)         (62,573)
                                                                                       --------         --------
                        Net deferred tax asset                                          162,180           97,752

                        Deferred tax liabilities:
                            Deferred catalog expense                                   (141,109)         (88,261)
                            Amortization                                                 (8,200)          (4,586)
                            Depreciation                                                (12,871)          (4,905)
                                                                                       --------        ---------
                        Total deferred tax liabilities                                 (162,180)         (97,752)
                                                                                        -------         --------
                        Net deferred income taxes                               $       -        $       -
                                                                                  =============    =============

     The Company's ability to recognize deferred tax assets is dependent on generating future regular taxable income. In accordance with the provisions of SFAS 109, management has provided a valuation allowance.

     The Company's tax loss in 1998 was $173,780. The Company has net operating loss carryforwards of approximately $508,000 as of December 31, 1998 for tax purposes. The loss carryforwards expire in varying amounts through the year 2018.

Note 7. Public Offering

     In July 1997, the Company completed an initial public offering in which 300,000 units were sold for $2,619,890, net of issuance costs of $980,110. Each unit consisted of two common shares and eight redeemable Class A warrants, and sold for $12 per unit. The common stock and warrants are separately transferable.

     The proceeds of the public offering were used to acquire net assets and operations of The Natural Baby Catalog, to pay accounts payable, to repay indebtedness to bridge lenders, to repay indebtedness to the Company's parent, Duncan Hill, to consolidate the operations of The Natural Baby Catalog, and for general corporate purposes.

                                KIDS STUFF, INC.

Note 8. Employment Agreement

     The Company has entered into separate five-year employment agreements with William L. Miller and Jeanne E. Miller, effective January 1, 1997, pursuant to which Mr. Miller is to serve as Chairman of the Board and Chief Executive Officer of the Company and Mrs. Miller is to serve as its President. The employment agreements provide for an annual base salary of $125,000 for Mr. Miller and $105,000 for Mrs. Miller, subject to annual review for increase by the Company. The employment agreements also provide for the eligibility of these executives to receive annual cash bonuses under the Company's Incentive Compensation Plan.

     Each of the employment agreements provides a severance compensation to be paid in all instances other than the executive's termination for cause. In the event that the executive becomes disabled or dies, the Company, in the case of
W. Miller, is required to pay an amount equal to the product of (x) and (y) where (x) is the sum of the executive's salary and bonus paid in the prior year multiplied by 2.99 and (y) the percentage of the employment agreement's five-year term remaining from the date of death or disability; provided, however, that such severance compensation will not be less than the officer's salary and bonus paid in the year prior to the year in which the officer dies or becomes disabled. The foregoing benefit is provided in the employment agreement of J. Miller, but only in the event of disability. Each executive is also entitled to be paid severance compensation in an amount equal to the sum of the executive's salary and bonus paid in the prior year multiplied by 2.99 in the event that the executive elects to terminate the employment agreement upon the Company's material breach of the employment agreement or upon the Company's reduction of the executive's responsibilities, duties, functions, or dignity of position resulting from a change of control, or otherwise.

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

                                KIDS STUFF, INC.

Note 8. Employment Agreement (continued)

     Mrs. Miller also received the option to purchase 100,000 shares of the Company's unregistered common stock as a signing bonus on October 16, 1998. The exercise price of the options shall be $2.50 per share, and the options will expire 10 years from the date of the grant.

     Additionally, the Company granted options to two of its directors under a non-qualified Stock Option Agreement discussed in Note 10.

     The Company accounts for employee stock options under APB 25 and, accordingly, no compensation cost has been recognized. If the Company had elected to recognize compensation cost consistent with the method prescribed by SFAS 123, the Company's net income would have been reduced by approximately $319,000 or $.09 per share in 1998. No options vested during 1997, therefore, there was no effect on 1997 net income.

     For purposes of the pro forma disclosures presented above, the Company computed the fair values of options granted during 1998 using the Black-Scholes option pricing model assuming no dividends, 119% volatility, an expected life of 50% of the ten-year option terms, and a risk-free interest rate of 5.0%. The fair market value of the options granted during 1998 was $334,000. No options have been exercised as of December 31, 1998.

     The Company computed the fair value of options granted during 1997 using the Black-Scholes option pricing model assuming no dividends, 45% volatility, an expected life of 50% of the ten-year option terms, and a risk-free interest rate of 6.0%. The fair market value of the options granted during 1997 was $315,000.

Note 9. Incentive Plans

         A.       Incentive Compensation Plan

     During 1997, the Company adopted an Incentive Compensation Plan (the "Plan"). The Plan is designed to motivate employee participants to achieve the Company's annual strategic goals. Eligibility for participation in the Plan is limited to the Chief Executive Officer and the Executive Vice President of the Company, and such other employees of the Company as may be designated by the Board of Directors from time to time. For each fiscal year of the Company, the Board will establish a bonus pool not to exceed 10% of the Company's operating income. The amount of such pool with respect to any year shall be determined subsequent

                                KIDS STUFF, INC.

Note 9. Incentive Plans (continued)

     to the end of that year upon the determination of the Company's operating income for that year. Each participant in the Plan is eligible to receive from the bonus pool an annual award of up to 50% of the participant's base salary. There were no awards in 1997 or 1998.

         B.       Stock Incentive Plan

     During 1997, the Company adopted a Stock Incentive Plan (Incentive Plan). Under the Incentive Plan, the Compensation Committee of the Board of Directors may grant stock incentives to key employees and the directors of the Company pursuant to which a total of 400,000 shares of Common Stock may be issued; provided, however, that the maximum amount of Common Stock with respect to which stock incentives may be granted to any person during any calendar year shall be 20,000 shares, except for a grant made to a recipient upon the recipients initial hiring by the Company, in which case the number shall be a maximum of 40,000 shares. These numbers are subject to adjustment in the event of a stock split and similar events. Stock incentive grants may be in the form of options, stock appreciation rights, stock awards or a combination thereof. No stock incentives were granted under the Incentive Plan in 1997 or 1998.

Note 10. Non-Qualified Stock Option Agreement

     During 1998, the Company entered into a non-qualified stock option agreement with Clark D. Swisher and Alfred M. Schmidt, Jr., directors of the Company. Each of Mr. Swisher and Mr. Schmidt were granted the option to purchase 30,000 shares of the Company's common stock, which vest 25% on August 1, 1998 and 25% on each January 1, 1999, January 1, 2000, and January 1, 2001. The vested options will be immediately exercisable and will expire 10 years from the date of the agreement. The exercise price of the options is $2.50 per share of common stock. The pro forma disclosure in Note 8 includes the effect of the 15,000 options vesting in 1998.

                                KIDS STUFF, INC.

Note 11. Subsequent Event - Public Offering

     In March 1999, the Company completed a public offering of securities through Fairchild Financial Group, Inc. in which 460,000 units were sold for $1,960,557, net of issuance costs of $569,443. Each unit consisted of one share of Series 1 Preferred Stock and two Series 1 Preferred Stock Purchase Warrants, and sold for $5.50 per unit. The preferred stock and warrants are separately transferable. Commencing September 3, 2000, each share of Series 1 Preferred Stock is convertible into two shares of Common Stock. Commencing September 3, 2000, each Preferred Warrant entitles the holder to purchase one share of Series 1 Preferred Stock at an exercise price of $6.00 per share until the close of business on March 3, 2002.

     The proceeds of the public offering are to be used for the purchase of inventory, accounts payable reduction, establishment of a new operations center, web site production and development, leasehold improvements for the "Kids Catalog Outlet" retail store, and general corporate purposes.

Item 10. Executive Compensation

     The following table provides a summary compensation table with respect to the compensation of W. Miller, the Company's Chief Executive Officer (CEO), and
J. Miller, the Company's President for the past three years.

                           SUMMARY COMPENSATION TABLE

====================================================================================================================================
                                                                     Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                  Annual Compensation                     Awards                      Payouts
------------------------------------------------------------------------------------------------------------------------------------
(a)                      (b)    (c)         (d)        (e)            (f)       (g)           (h)        (i)
                                                      Other                                              All
Name                                                  Annual       Restricted                           Other
and                                                   Compen-        Stock                   LTIP      Compen-
Principal                                             sation        Award(s)   Number of    Payouts    sation
Position                Year   Salary ($)  Bonus ($)  ($)(1)        ($)(2)    Options(3)      ($)        ($)
------------------------------------------------------------------------------------------------------------------------------------
W. Miller, .......      1998   125,000       -0-       4,000          -0-       -0-            -0-       -0-
Chief Executive
Officer
                        1997   125,000       -0-       4,000          -0-       100,000        -0-       -0-
                        1996   100,000       -0-       -0-            -0-       -0-            -0-       -0-
J. Miller, .......      1998    94,000       -0-       4,000          -0-       100,000        -0-       -0-
President
                        1997    90,000       -0-       4,000          -0-       100,000        -0-       -0-
                        1996    65,000       -0-       -0-            -0-       -0-            -0-       -0-
                                                                                ===

(1)      Does  not  include  the  value  of  leased   automobiles   used  almost
         exclusively for the Company's business or key man life insurance on the lives of each of W. Miller and J.  Miller in the amount of  $1,000,000, payable to the  Company in the event of death.  W.  Miller is  provided with a leased automobile by Havana with a monthly cost of approximately
         $1,100  and J.  Miller  is  provided  with a leased  automobile  by the
         Company at a monthly cost of  approximately  $800. The foregoing  table does not include the value of any personal use of such automobiles.

(2) Does not include 2,400,000 shares of the Company's Common Stock and 5,000,000 shares of the Company's Series A Preferred Stock issued to
         Duncan Hill in connection with a reorganization.

(3)      See "Employment Contracts" for a description of these options.


                               OPTION GRANTS TABLE

     The information provided in the table below provides information with respect to individual grants of the Company's stock options during fiscal 1998 of each of the executive officers named in the summary compensation table above.
The Company did not grant any stock appreciation rights during 1998.

                                         Option Grants in Last Fiscal Year

====================================================================================================================================
                                                                                Potential
                                                                                Realizable Value at
                                                                                Assumed Annual
                          Individual Grants                                     Rates of Stock Price
                                                                                Appreciation
                                                                                for Option Term (2)
------------------------------------------------------------------------------------------------------------------------------------
(a)                      (b)       (c)              (d)           (e)           (f)            (g)
                                  % of
                                  Total
                                  Options/
                                  Granted to
                       Options    Employees       Exercise       Expira-
                       Granted    in Fiscal       Price          tion
 Name                    (#)      Year (1)        ($/Sh)         Date           5% ($)         10% ($)
------------------------------------------------------------------------------------------------------------------------------------
W. Miller ..........       -0-       N/A          N/A            N/A            N/A            N/A

J. Miller ..........   100,000       100%         2.50           Oct. 2008      157,000        398,000



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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

         The information provided in the table below provides information with respect to each exercise of the Company's stock option during fiscal 1998 by each of the executive officers named in the summary compensation table and the fiscal year end value of the Company's unexercised options.


=============================================================================================================================
           (a)                    (b)               (c)                     (d)                           (e)

                                                                                                        Value of
                                                                         Number of                    Unexercised
                                Shares                                  Unexercised                   In-the-Money
                               Acquired                                  Options at                     Options
                                  on               Value                FY-End (#)                    at Fy-End($)
                               Exercise           Realized              Exercisable/                  Exercisable/
          Name                    (#)              ($)(1)              Unexercisable                Unexercisable(1)
-----------------------------------------------------------------------------------------------------------------------------
William L.. Miller                -0-               -0-            50,000/50,000                       -0-
-----------------------------------------------------------------------------------------------------------------------------
Jeanne E. Miller                  -0-               -0-           150,000/50,000                     44,000/-0-

=============================================================================================================================


(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the Company's options at exercise or fiscal year end (i.e. $2.94 per share), respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included.

     INCENTIVE COMPENSATION PLAN. The Company's Incentive Compensation Plan (the "Plan") is designed to motivate employee participants to achieve the Company's annual strategic goals. Eligibility for participation in the Plan is limited to the executive officers of the Company, and such other employees of the Company as may be designated by the Board of Directors from time to time. For each fiscal year of the Company, the Board will establish a bonus pool not to exceed 10% of the Company's operating income. The Board intends to establish its first bonus pool for 1999. The amount of such pool with respect to any year shall be determined subsequent to the end of that year upon the determination of the Company's operating income for that year. Each participant in the Plan is eligible to receive from the bonus pool an annual award of up to 50% of the participant's base salary. Upon its establishment, the Compensation Committee shall be responsible for recommending to the Board of Directors performance objectives and awards for participants. Until the Compensation Committee is established and includes at least two outside directors, no compensation will be awarded under the Plan. W. Miller and J. Miller are expected to be the principal participants in the Plan and they control the election of all directors. Payouts are to be determined annually following determination of the Company's fiscal year-end results. The Plan is subject to amendment of termination at any time, but no such action may adversely affect any rights or obligations with respect to any awards theretofore made under the Plan. As of the date of this Form 10-KSB, no compensation has been paid under the Plan.

     1997 STOCK INCENTIVE PLAN. In March 1997, the Company's majority stockholder approved the adoption of the Company's 1997 Long-Term Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, the Compensation Committee of the Board of Directors, which the Company intends to establish after it has two outside directors, may grant stock incentives to key employees and the directors of the Company pursuant to which a total of 400,000 shares of Common Stock may be issued; provided, however, that the maximum amount of Common Stock with respect to which stock incentives may be granted to any person during any calendar year shall be 20,000 shares, except for a grant made to a recipient upon the recipients initial hiring by the Company, in which case the number shall be a maximum of 40,000 shares. These numbers are subject to adjustment in the event of a stock split and similar events. Stock incentive grants may be in the form of options, stock appreciation rights, stock awards or a combination thereof.

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

     As of the date of this Form 10-KSB, the Compensation Committee has not been formed and, accordingly, no stock incentives have been granted under the Incentive Plan.

EMPLOYMENT AGREEMENTS

     The Company has entered into separate five-year employment  agreements with
W. Miller and J. Miller, effective January 1, 1997, pursuant to which W. Miller is serving as Chief Executive Officer of the Company and J. Miller served as its Executive Vice President. In January 1998, the Company elected J. Miller President of the Company. In October 1998, the Company and J. Miller entered into an amended agreement. The employment agreements. as amended, provide for an annual base salary of $125,000 for W. Miller and $105,000 for J. Miller, subject to annual review for increase by the Company. The employment agreements also provide for the eligibility of these executives to receive annual cash bonuses under the Company's Incentive Compensation Plan discussed above. Each of these executives is provided with automobiles, at the Company's expense, for their exclusive use, the make and model of which is to be mutually agreed upon by the executive and the Company, from time to time. These automobiles are used almost exclusively for business purposes. Each of these executives is also to be reimbursed for certain personal expenses up to $6,500, which amount shall be subject to increase to pay for any personal income tax liability should such reimbursements be deemed taxable to the executive. (No such personal expenses were incurred in 1997.) Each of these executives is also entitled to participate in any employee benefit plan which the Company may create in the future. The Company has also agreed to maintain in force, at its expense, during the term of the employment agreements, life insurance for the benefit of each of the executives in an amount equal to twice the base salary of W. Miller and five times the base salary of J. Miller. (As of September 30, 1998, the Company has not been requested by W. Miller and/or J. Miller to take out such insurance.) Pursuant to the employment agreements, each of these executives has agreed not to compete with the Company during employment and for a period of one year following termination of employment and has further agreed to maintain as confidential, the Company's proprietary information.

     Each of the employment agreements provide for severance compensation to be paid in all instances other than the executive's termination for cause. In the event that the executive becomes disabled or dies, the Company, in the case of
W. Miller, is required to pay an amount equal to the product of (x) and (y) where (x) is the sum of the executive's salary and bonus paid in the prior year multiplied by 2.99 and (y) the percentage of the employment agreement's five year term remaining from the date of death of disability; provided, however, that such severance compensation will not be less than the officer's salary and bonus paid in the year prior to the year in which the officer dies or becomes disabled. The foregoing benefit is provided in the employment agreement of J. Miller, but only in the event of disability. Each executive is also entitled to be paid severance compensation in an amount equal to the sum of the executive's salary and bonus paid in the prior year multiplied by 2.99 in the event that the executive elects to terminate the employment agreement upon the Company's material breach of the employment agreement or upon the Company's reduction of the executive's responsibilities, duties, functions or dignity of position resulting from a change of control, or otherwise. Assuming that severance payments were due to each of the executive officers as of the date of the Form 10-KSB under the immediately preceding sentence, the amount of the severance payment to each of W. Miller and J. Miller would be $299,000 and $194,350, respectively. Each executive is further entitled to be paid severance compensation in the amount equal to the sum of the executive's salary and bonus paid in the last year of the executive's employment agreement in the event that the executive is not rehired upon terms acceptable to him or her or, in the case of W. Miller, a successor chief executive officer is hired with W. Miller's consent to replace W. Miller prior to the expiration of the term of his employment agreement. Additionally, any executive entitled to severance compensation, above, will also be entitled to participate in any Company-sponsored employee health benefit plan at the Company's expense, for a maximum of eighteen months from the date of termination.

     Each of W. Miller and J. Miller was granted under their respective employment agreements an option to purchase 100,000 shares of the Company's Common Stock, which option vests 25% on each of the first four anniversary dates commencing January 1, 1998, regardless of whether the executive is employed on such dates by the Company. The vested options will be immediately exercisable and will expire on January 1, 2007. The exercise price of the options shall be $5.00 per share, subject to downward adjustments in the exercise price if the Company meets certain performance goals. J. Miller also received options to purchase an additional 100,000 shares at a purchase price of $2.50 per share in October 1998. These options have a term of ten years and are immediately exercisable.

     W. Miller is permitted under his agreement to devote such time to managing the affairs of the various other Duncan Hill entities as he deems appropriate, and to retain any compensation that he receives from those entities for providing those services. See "Risk Factors."

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

POTENTIAL CONFLICTS OF INTEREST

     W. Miller is a co-founder, Chairman of the Board of Directors and Chief Executive Officer of Havana, Duncan Hill and the Company. W. Miller's employment agreement with the Company provides that he shall be permitted to devote such time to managing Duncan Hill and Havana as he deems appropriate. Accordingly, W. Miller will not be devoting his full-time attention to managing the operations of the Company. Thus, conflicts of interest could potentially develop (i) to the extent that W. Miller is not able to devote his full-time and attention to a matter that would otherwise require the full-time and attention of a business chief executive officer, (ii) involving competition for business opportunities,
(iii) involving transactions between the Company and its affiliated companies; and (iv) due to the relationship between W. Miller and J. Miller as husband and wife and as directors and officers of the Company. The Company has not adopted any procedure for dealing with such conflicts of interest, except that the Company's Board of Directors has adopted a policy that all new transactions between the Company and Duncan Hill, Havana or any other affiliated company must be approved by at least a majority of the Company's disinterested directors, if any. Currently, the Company has no disinterested directors and Duncan Hill and W. Miller control the election of the directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth as of March 1, 1999, certain information with respect to the beneficial ownership of Common Stock and Series A Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group. Shares of Shares of Series A Common Stock Preferred Stock Beneficially Owned Beneficially Owned

NAME AND ADDRESS OF
BENEFICIAL OWNER(1)                                           NUMBER                 PERCENT(2)       NUMBER              PERCENT(3)
Duncan Hill (4)                                               2,251,075               64.1%           5,000,000                100%

William L. Miller and Jeanne E. Miller(4)                     2,401,075(5)            65.6            5,000,000(6)             100%

Clark D. Swisher (7)                                              7,500                 .2                 -0-                 -0-

Alfred M. Schmidt (7)                                             7,500                 .2                 -0-                 -0-

All Officers and Directors
as a Group (4 Persons)                                        2,396,075               64.4%           5,000,000(6)             100%

---------------

         (1) Beneficial ownership as reported in the table above has been determined in accordance with Rule 13d-3 of the Securities Exchange Act. Accordingly, except as noted, all of the Company's securities over which the officers and directors and nominees named, or as a group, directly or indirectly have, or share voting or investment power, have been deemed beneficially owned. All addresses are c/o Kids Stuff, Inc., 4450 Belden Village Street, N.W., Suite 406, Canton, Ohio 44718.

         (2)      Calculated   based  upon  3,512,856  shares  of  Common  Stock
                  outstanding without giving effect to the possible exercise of outstanding Class A Warrants.

         (3) Calculated based upon 5,000,000 shares of Series A Preferred Stock outstanding. The holders of the Series A Preferred Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The Series A Preferred Stock has no conversion rights or rights to participate in dividend payments.

         (4) The Millers may be deemed to beneficially own all of Duncan Hill's shares for purposes of Rule 13d-3 of the Exchange Act based upon their controlling ownership of its common stock. The Millers together control approximately 68% of Duncan Hill.

         (5) Includes the Miller's deemed beneficial ownership of 2,251,075 shares of Common Stock and options to purchase 150,000 shares.

         (6) Represents the Miller's deemed beneficial ownership of 5,000,000 shares of Series A Preferred Stock, the record holder of which is Duncan Hill.

         (7) Messrs. Swisher and Schmidt have options to purchase 30,000 shares each, which options vest in four equal annual installments beginning in 1999. The table includes only options vesting through January 1, 1999.

Item 12. Certain Relationships and Related Transactions.

RULE 504 SHARES

     In connection with its initial capitalization, the Company sold, commencing October 1996, an aggregate of 1,300,000 shares of Common Stock to eight private investors at a purchase price of $.125 per share. Seven of these investors were customers of the Representative, the Managing Underwriter of the Company's initial public offering and this offering. There were no other affiliations or relationships between the seven private investors and either the Company or the Representative. The eighth investor, who was not a customer of the
Representative and has never had any relationship or affiliation with the Representative, had once been engaged to provide financial consulting services to Duncan Hill. This investor has no other relationships or affiliations with the Company.

     In June 1997, the Company repurchased an aggregate of 857,144 shares of Common Stock from five of the customers of the Representative at a repurchase price of $.125 per share. This repurchase was required by the National Association of Securities Dealers (the "NASD") as a condition to approving the compensation to be received by the Representative in connection with the Company's initial public offering. The Company's repurchase payment was evidenced by five promissory notes issued by it in the aggregate amount of $107,143, which notes have been paid. The notes bore interest at the rate of 8% per annum commencing the date that each investor initially subscribed for his Rule 504 Shares.

BRIDGE LOAN

     In October 1996, the Company borrowed an aggregate of $200,000 (the "Bridge Loan") from three private investors, two of whom were customers of the Representative, and the third of whom was introduced by the Representative to the Company. These three private investors are Clinthill Investments, Ltd., Kurt Campbell and M&M Specialties, Inc. The Bridge Loan, which has been paid, bore interest at the rate of 8% per annum.

     As originally structured, $75,000 of the face amount of the Bridge Loan was convertible into 1,500,000 Warrants upon the effective date of the public offering. Subsequently, the Bridge Loan was restructured, at the request of the Representative so that the Bridge Lenders would be paid the entire $200,000 face amount of the Bridge Loan, in cash, plus accrued interest at 8% per annum, at the closing of the Company's initial public offering in July 1997, and would waive the right to convert $75,000 of the face amount of the loan into 1,500,000 Warrants.

ACQUISITION OF THE NATURAL BABY CATALOG

     In May, 1996, Baby Co. contracted to sell its catalog business, The Natural Baby Catalog, to Duncan Hill on behalf of the Company, at which time Duncan Hill paid Baby Co. $25,000 towards the purchase price. See "Management's Discussion and Analysis or Plan of Operation" regarding a description of the terms and conditions of the Company's acquisition of The Natural Baby Catalog from Baby Co. In connection with this transaction, the Company did not engage an independent appraiser to evaluate whether or not the Company has agreed to pay a purchase price in excess of The Natural Baby Catalog's fair value. However, management is of the opinion that the purchase price paid by the Company was not in excess of the fair market value of the National Baby Catalog. In addition, because the Company did not complete the acquisition on or before January 3, 1997, as initially agreed to, the Company agreed to pay an additional $350,000 (the "Additional Amount") for the acquisition in order to obtain an extension until no later than April 30, 1997 to complete the acquisition. $250,000 of the Additional Amount was reflected in the $250,000 Convertible Note described in "Management's Discussion and Analysis or Plan of Operation" and $100,000 of the Additional Amount is reflected in the cash payments made in July 1997 described in "Management's Discussion and Analysis or Plan of Operation." Baby Co.'s demands for the increase in the purchase price was predicated upon the strong growth of The Natural Baby Catalog's business since Baby Co. initially agreed to sell its catalog business in May, 1996.

GENERAL

     Reference is made to "Business" and "Management's Discussion and Analysis or Plan of Operation" for a description of various related party transactions involving the Company, Havana and Duncan Hill.

     It is the policy of the Company that future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties.


Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits

         1.01     Revised Form of Underwriting Agreement - 1997 Offering (5)
         1.02     Revised Form of Selected Dealers Agreement - 1997 Offering (5)
         1.03     Revised Form of Warrant Exercise Fee Agreement - 1997 Offering (5)
         1.04     Form of Underwriting Agreement - Series 1 Preferred Stock (7)
         3.01     Certificate of Incorporation of the Company (1)
         3.02     Certificate of Amendment of Certificate of Incorporation of the Company(1)
         3.03     By-Laws of the Company(1)
         3.04     Certificate of Designation of Series A Preferred Stock (2)
         3.05     Certificate of Designation (9)
         4.01     Specimen Certificate for Shares of Common Stock (2)
         4.02     Specimen Certificate for Shares of Series A Preferred Stock (2)
         4.0      Revised Form of Common Stock Purchase Warrant Agreement (5)
         4.04     Revised Specimen Certificate for Common Stock Purchase Warrants (3)
         4.05     Revised Form of Underwriters' Purchase Option - 1997 Offering (5)
         4.06     Form of Representative's Lock-up Letter (2)
         4.07     Form of Representative's Purchase Option Agreement (7)
         4.08     Preferred Stock Agency Agreement (7)
         4.09     Preferred Warrant Agency Agreement (7)
         4.10     Specimen of Preferred Warrant (7)
         4.11     Specimen of Series 1 Preferred Stock (7)


         10.01    Agreement to Acquire the Assets of The Natural Baby Company, Inc., (the
                  "Acquisition Agreement")(1)
         10.02    Addendum to Acquisition Agreement (1)
         10.03    Escrow Agreement under the Acquisition Agreement (1)
         10.04    Form of Consulting Agreement with Jane Martin (1)
         10.05    Asset Purchase Agreement between the Company and its Parent (1)
         10.06    Promissory Note from the Company and its Parent (1)
         10.07    Form of Bridge Loan Agreement (1)
         10.08    Form of Financial Consulting Agreement with Fairchild Financial
                  Group, Inc. (1)
         10.09    Credit Facility with United National Bank and Trust Company (2)
         10.10    Lease for Company's principal offices and telemarketing center (2)
         10.11    Employment Agreement with William L. Miller (2)
         10.12    Revised Employment Agreement with Jeanne E. Miller (7)
         10.13    Incentive Compensation Plan (2)
         10.14    1997 Long-Term Stock Incentive Plan (2)
         10.15    Amendment to Asset Purchase Agreement between the Company
                  and its Parent (2)
         10.16    Form of Amendment to Bridge Loan Agreement (4)
         10.17    Amended Form of Stock Repurchase Agreement and Note (5)
         10.18    Second Addendum to Acquisition Agreement (5)
         10.19    First Addendum to Escrow Agreement (6)
         10.20    Third Addendum to Acquisition Agreement (6)
         10.21    Agreement with The Havana Group, Inc. (8)
         10.22    Form of new Financial Consulting Agreement with Fairchild Financial
                  Group, Inc. (7)
         10.23    Employment Agreement with William T. Evans (7)
         10.24    Other Leases (7)
         23.01    Consent of Hausser + Taylor LLP (7)
         27.00    Revised Financial Data Schedule (9)

 -----------
(1) Incorporated by reference to the Registrant's Form SB-2 Registration Statement, file no. 333-19423, filed with the Securities and Exchange Commission on January 8, 1997.
(2) Incorporated by reference to the Registrant's Amendment No. 1 to Form SB-2 Registration Statement, file no. 333-19423, filed with the Securities and Exchange Commission on March 14, 1997.
(3) Incorporated by reference to the Registrant's Amendment No. 2 to Form SB-2 Registration Statement, file no. 333-19423, filed with the Securities and Exchange Commission on April 2, 1997.
(4) Incorporated by reference to the Registrant's Amendment No. 3 to Form SB-2 Registration Statement, file no. 333-19423, filed with the Securities and Exchange Commission on April 14, 1997.
(5) Incorporated by reference to the Registrant's Amendment No. 4 to Form SB-2 Registration Statement, file no. 333-19423, filed with the Securities and Exchange Commission on June 3, 1997.

(6) Incorporated by reference to the Registrant's Amendment No. 5 to Form SB-2 Registration Statement, file no. 333-19423, filed with the Securities and Exchange Commission on June 25, 1997.
(7) Incorporated by reference to Form SB-2 Registration Statement, File No. 333-61463.
(8) Incorporated by reference to the Registrant's Form 10-KSB filed for its fiscal year ended December 31, 1997.
(9)      Filed herewith.


(b)      Reports on Form 8-K

         During the three months ended December 31, 1998, a Form 8-K was not filed or required to be filed.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     KIDS STUFF, INC.



                                                 By: /s/ William L. Miller
                                                         William L. Miller,
                                                         Chief Executive Officer


Dated:   Canton, Ohio
         March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                         Titles                             Date

/s/ William L. Miller              Chairman of the
William L. Miller                  Board, Chief Executive Officer,
                                   Principal Financial Officer,
                                   Treasurer and Secretary            March 30, 1999



/s/ Jeanne E. Miller               President and
Jeanne E. Miller  Director                                            March 30, 1999


/s/ Clark D. Swisher
Clark D. Swisher                   Director                           March 30, 1999

/s/ Alfred M. Schmidt
Alfred M. Schmidt                  Director                           March 30, 1999
