Form 10QSB
period 1999-03-31
KIDS STUFF INC
filed 1999-05-17
CIK 1027992

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the period ended March 31, 1999

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

     Yes [ X ] No [ ]

     As of April 22, 1999, there were 3,512,856 shares of the Registrant's Common Stock $.001 par value issued and outstanding.

     Transitional Small Business Disclosure Format.

     Yes [ ] No [X]

INDEX



Balance Sheets - March 31, 1999 (Unaudited) and December 31, 1998 ................    3
Statements of Operations - Three Months Ended March 31, 1999 and 1998  (Unaudited)    5
Statements of Cash Flows .........................................................    6
Notes to Financial Statements ....................................................    8
Item 2 - Management's Discussion and Analysis or Plan of Operations ..............   15
Part II - Other Information ......................................................   18

                                Kids Stuff, Inc.
                                 Balance Sheets



                                                (UNAUDITED)
                                                 March 31,   December 31,
                                                   1999          1998
                                                ------------ -----------
ASSETS

CURRENT ASSETS
     Cash ...................................   $1,557,610   $   25,425
     Accounts receivable ....................      330,803      251,545
     Inventories ............................    2,010,727    1,925,915
     Deferred catalog expense ...............      697,558      415,027
     Due from affiliates ....................       25,268      140,492
     Prepaid expenses .......................       42,860      166,497
                                                ----------   ----------
        Total Current Assets ................    4,748,398    2,924,901

PROPERTY and EQUIPMENT:
     Data processing equipment ..............      281,557      262,474
     Leasehold Improvements .................       36,886       35,982
     Machinery and equipment ................       65,765       65,765
     Furniture and fixtures .................      101,030       94,411
                                                ----------   ----------
                                                   485,238      458,632
     Less accumulated depreciation ..........      132,160      120,212
                                                ----------   ----------
                                                   353,078      338,420
OTHER ASSETS, net of accumulated amortization
     Goodwill ...............................    1,058,630    1,072,905
     Catalog Development and Other ..........      200,758      289,110
     Customer List ..........................      384,762      402,798
                                                ----------   ----------
                                                 1,644,150    1,764,813

                                                $6,745,626   $5,028,134
                                                ----------   ----------
                                                ----------   ----------

   The accompanying notes are an integral part of these financial statements.

                                Kids Stuff, Inc.
                                 Balance Sheets




                                      (UNAUDITED)
                                        March 31,    December 31,
                                         1999           1998
                                   -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable ............   $ 1,963,428    $ 2,434,298
     Line of credit ..............       762,000        762,000
     Customer advances and other .        61,009         44,960
                                     -----------    -----------
        Total Current Liabilities      2,786,437      3,241,258



STOCKHOLDERS' EQUITY:
     Preferred stock .............         5,000          5,000
     Common stock ................         3,513          3,513
     Additional paid - in capital      5,177,291      3,216,734
     Retained earnings (deficit) .    (1,310,187)    (1,438,371)
                                     -----------    -----------
        Total Stockholders' Equity     3,959,189      1,786,876
                                     -----------    -----------

                                     $ 6,745,626    $ 5,028,134
                                     -----------    -----------
                                     -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                                Kids Stuff, Inc.
                            Statements of Operations




                                     (UNAUDITED)
                                      Three Months Ended March 31,
                                    -----------------------------
                                        1999            1998
                                    ------------    -------------
Sales ............................   $ 3,633,558    $ 3,204,877

Cost of Sales ....................     2,073,390      2,001,467
                                     -----------    -----------

Gross Profit .....................     1,560,168      1,203,410

Selling Expenses .................     1,013,567        769,728

General and Administrative
      Expenses ...................       402,012        366,241
                                     -----------    -----------

Income From Operations ...........       144,589         67,441

Net Other (Expense) Income .......       (16,405)        (8,381)
                                     -----------    -----------

Net Income .......................   $   128,184    $    59,060
                                     -----------    -----------
                                     -----------    -----------
Basic and Diluted Income Per Share          0.04           0.02
                                     -----------    -----------
                                     -----------    -----------






   The accompanying notes are an integral part of these financial statements.

                                Kids Stuff, Inc.
                            Statements of Cash Flows



                                                                (UNAUDITED)
                                                                Three Months Ended Mar 31,
                                                                -----------------------------
                                                                    1999             1998
Cash Flows From Operating Activities:
     Net income ............................................   $   128,184    $    59,060
     Adjustments to reconcile net income to net
        cash provided (used) by operating activities:
           Depreciation and amortization ...................       132,612         39,859
           (Increase) decrease in accounts receivable ......       (79,258)        22,526
           (Increase) decrease in inventories ..............       (84,811)        58,226
           (Increase) in deferred catalog expense ..........      (282,531)      (245,112)
           Decrease (increase) in prepaid expenses .........       123,637        (18,562)
           (Decrease) increase in accounts payable, customer
           advances and other ..............................      (454,821)        27,346
                                                                -----------    -----------
Net cash (used) provided by operating activities ...........      (516,989)       (56,657)

Cash Flows From Investing Activities:
     Investment in property and equipment ..................       (26,606)       (19,673)

Cash Flows From Financing Activities:
     Borrowings on line of credit - net ....................             0         61,000
     Sale of preferred stock ...............................     1,960,557              0
     Decrease (Increase) in due from affiliates ............       115,223         (7,072)
                                                                -----------    -----------
Net cash provided (used) by financing activities ...........     2,075,780         53,928

Net Increase (decrease) in Cash ............................     1,532,185        (22,402)

Cash - Beginning ...........................................        25,425        101,894
                                                                -----------    -----------
Cash - Ending ..............................................   $ 1,557,610    $    79,490
                                                                ----------    -----------
                                                                -----------    -----------



   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note 1: Business Description and Summary of Significant Accounting Policies

     A. Business Description - Kids Stuff, Inc. ("Kids Stuff" or the "Company") is in the mail order business and sells to customers throughout the United States. Duncan Hill, Inc. owns 85% of the Company's outstanding voting capital stock as of March 31, 1999. Perfectly Safe, a division of the Company, primarily sells children's safety products for use up to age 3. Jeanne's Kids Club, a division of the Company, sells hard good products for children primarily up to the age of 3. Natural Baby, a division of the Company, sells clothing and toys for children primarily up to the age of 3. Products are purchased from a variety of vendors.

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

     C. Basis of Presentation - The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1999, results of operations and cash flows for the three month periods ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

     D. Per Share Amounts - Net income per share is calculated using the weighted average number of shares outstanding during the period for basic earnings per share. Diluted earnings per share are calculated to include the dilutive effect of stock options and warrants, if any. The number of shares outstanding in computing basic and diluted earnings per share for the three ended March 31, 1999 and March 31, 1998 is 3,512,856.

     E. New Authoritative Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. The Company does not anticipate engaging in such transactions, but will comply with requirements of SFAS 133 when adopted. This statement is effective for all fiscal quarters beginning after June 15, 1999. The effect upon adoption was not material.

     In March 1998, Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, was issued. The SOP provides guidance on accounting for costs of computer software based on the project stage and other criteria and is effective for financial statements for fiscal years beginning after December 15, 1998. The effect of adoption was not be material.

                                KIDS STUFF, INC.

Note 2:  Agreement with Affiliated Company

     Duncan Hill, Inc. owns 89% of the outstanding voting capital stock of the Havana Group, Inc. (Havana). In January 1998, the Company contracted with Havana to provide administrative, executive, and accounting services at an annual cost of approximately $206,100 as outlined below and $2.40 per order processed. Havana is also obligated to pay 5% of its 1998 pre-tax profits to Kids Stuff in connection with these administrative and fulfillment services. However, Havana had no pre-tax profits for 1998. Total costs charged to Havana in 1998 amounted to $293,432. This agreement has been extended on a month-to-month basis and is subject to change as Havana assumes direct responsibility for certain functions. However, management believes that this is substantially the same cost that it would incur should it procure these services itself.


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


Note 3: Stockholders' Equity

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

     In July 1997, the Company completed an initial public offering (see Note 6) in which 600,000 common shares were issued.

     In July 1997, the Company issued 70,000 unregistered restricted shares which represented $245,000 of the $2,066,829 purchase cost of The Natural Baby Company (see Note 5).

                                KIDS STUFF, INC.

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

     Series A Preferred Stock

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

     Series 1 Preferred Stock

     In March 1999, the Company completed a public offering of securities through Fairchild Financial Group, Inc. in which 460,000 shares of Series 1 Preferred Stock were issued. The holders of the Series 1 Preferred Stock are entitled to vote on matters submitted to a vote of the shareholders. Each Series 1 Preferred Share receives an annual dividend of $0.495, or 9.0% of the liquidation preference per share, payable in cash or common stock at the option of the Company. Each Series 1 Preferred Share is convertible into two shares of common stock at the option of the holder, commencing September 3, 2000. Each Series 1 Preferred Share is redeemable at the option of the Company at a price of $7.20 per share commencing September 3, 2000.


     C. Warrants

     Class A Warrants

     The Company issued 2,400,000 Class A warrants on June 26, 1997 in conjunction with an offering of its common stock. Each warrant entitles the holder to purchase one share of common stock at a price of $5.00 for a period of four years commencing June 26,1998 and expiring June 26, 2002.. The Company may redeem the Warrants at a price of $.05 per Warrant, at any time after they become exercisable, upon not less than 30 days' prior written notice, if the closing bid price of the Common Stock has been at least $14.40 per share for 20 consecutive trading days ending on the fifth day prior to the date on which the notice of redemption is given.

     Preferred Warrants

     The Company issued 920,000 Preferred Warrants in March 1999 in conjunction with an offering of its preferred stock. Each warrant entitles the holder to purchase one share of Series 1 Preferred Stock at an exercise price of $6.00 per share commencing September 3, 2000 and expiring March 3, 2002. The Company shall redeem Preferred Warrants at a price of $1.20 per warrant in the event it elects to redeem its Series 1 Preferred Stock in accordance with the terms summarized in Note B above.

                                KIDS STUFF, INC.

Note 4. Line of Credit

     Kids Stuff, Inc. has an $800,000 line of credit from United Bank with an open term which is payable on demand, bearing interest payable monthly at the bank's prime lending rate plus 1%, for an effective rate of 8.75% at March 31, 1999. The line of credit had a balance of $762,000 at March 31, 1999. The line is secured by assets of the Company, as well as the assets of Duncan Hill and another Duncan subsidiary, Havana Group, Inc., formerly E. A. Carey of Ohio, Inc. The repayment of the facility is guaranteed by Mr. Miller, the Company's Chief Executive Officer. The credit facility requires that the Company maintain a zero balance on the credit line for a period of thirty consecutive days sometime during the course of each year. The bank has waived the zero balance requirement for 1998. The weighted average interest rate for the years ended December 31, 1998 and 1997 was 9.3% and 9.4%, respectively. Due to the current nature of the liability, the carrying amount of the line approximates fair value. The line of credit expired June 30, 1998, and the Company is in the process of renegotiating the agreement with the bank.

Note 5. Acquisition of The Natural Baby Company

     In July 1997, the Company acquired the net assets and operations of The Natural Baby Company, a mail order retailer of children's clothing and toys. The purchase was funded with the net proceeds of an initial public offering. The acquisition has been accounted for as a purchase and, accordingly, the operating results of the acquired company have been included in the Company's financial statements since the date of acquisition. The aggregate purchase price was $2,066,829, and was allocated to the net assets acquired based on fair values as follows:


Accounts receivable                                                  29,297

Inventory                                                            474,769

Deferred catalog costs                                               185,587

Prepaid expenses                                                     3,544

Property and equipment                                               16,151

Customer list                                                        505,000

Accounts payable assumed                                             (296,211)

Net assets acquired                                                  918,137

     The excess of the aggregate  purchase price over the value allocated to the
specifically   identifiable  assets  acquired  of  $1,148,692  was  recorded  as goodwill.

                                KIDS STUFF, INC.

 Note 6.   Public Offering

     Common Stock

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


     Preferred Stock

     In March 1999, the Company completed a public offering of securities in which 460,000 units were sold for $1,960,557, net of issuance costs of $569,443. Each unit consisted of one share of Series 1 Preferred Stock and two Series 1 Preferred Stock Purchase Warrants, and sold for $5.50 per unit. The preferred stock and warrants are separately transferable. Commencing September 3, 2000, each share of Series 1 Preferred Stock is convertible into two shares of Common Stock. Commencing September 3, 2000, each Preferred Warrant entitles the holder to purchase one share of Series 1 Preferred Stock at an exercise price of $6.00 per share until the close of business on March 3, 2002.

     The proceeds of the public offering are to be used for the purchase of inventory, accounts payable reduction, establishment of a new operations center, web site production and development, leasehold improvements for the "Kids Catalog Outlet" retail store, and general corporate purposes.

Note 7. Employment Agreements

     The Company has entered into separate five-year employment agreements with William L. Miller and Jeanne E. Miller, effective January 1, 1997, pursuant to which Mr. Miller is to serve as Chairman of the Board and Chief Executive Officer of the Company and Mrs. Miller is to serve as its President. The employment agreements provide for an annual base salary of $125,000 for Mr. Miller and $105,000 for Mrs. Miller, subject to annual review for increase by the Company. The employment agreements also provide for the eligibility of these executives to receive annual cash bonuses under the Company's Incentive Compensation Plan, and each of Mr. Miller and Mrs. Miller's respective employment agreements grant an option to purchase 100,000 shares of the Company's Common Stock, which vest 25% on each of the first four anniversary dates commencing January 1, 1998,

     Mrs. Miller also received the option to purchase 100,000 shares of the Company's unregistered common stock as a signing bonus on October 16, 1998. The exercise price of the options shall be $2.50 per share, and the options will expire 10 years from the date of the grant.

                                KIDS STUFF, INC.

Note 8. Incentive Plans

     A. Incentive Compensation Plan

     During 1997, the Company adopted an Incentive Compensation Plan (the "Plan"). The Plan is designed to motivate employee participants to achieve the Company's annual strategic goals. Eligibility for participation in the Plan is limited to the Chief Executive Officer and the Executive Vice President of the Company, and such other employees of the Company as may be designated by the Board of Directors from time to time. For each fiscal year of the Company, the Board will establish a bonus pool not to exceed 10% of the Company's operating income. The amount of such pool with respect to any year shall be determined subsequent to the end of that year upon the determination of the Company's operating income for that year. Each participant in the Plan is eligible to receive from the bonus pool an annual award of up to 50% of the participant's base salary. There were no awards in the first quarter of 1999 or 1998.

     B. Stock Incentive Plan

     During 1997, the Company adopted a Stock Incentive Plan (Incentive Plan). Under the Incentive Plan, the Compensation Committee of the Board of Directors may grant stock incentives to key employees and the directors of the Company pursuant to which a total of 400,000 shares of Common Stock may be issued; provided, however, that the maximum amount of Common Stock with respect to which stock incentives may be granted to any person during any calendar year shall be 20,000 shares, except for a grant made to a recipient upon the recipients initial hiring by the Company, in which case the number shall be a maximum of 40,000 shares. These numbers are subject to adjustment in the event of a stock split and similar events. Stock incentive grants may be in the form of options, stock appreciation rights, stock awards or a combination thereof. No stock incentives were granted under the Incentive Plan in the first quarter of 1999 or 1998.


Note 9. Non-Qualified Stock Option Agreement

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

     During the fourth quarter of 1998 the Company created "Kids Catalog Outlet", a 3,300 square foot retail store located adjacent to the Company's headquarters in Canton, Ohio. The retail store carries current products from all the Company's catalogs, plus discontinued merchandise at special discount prices.

                              RESULTS OF OPERATIONS

     Three months ended March 31, 1999 compared to the three months ended March 31, 1998.

     Sales for the quarter ended March 31, 1999 increased 13.4% to $3,633,558, compared with $3,204,877 for the same period of 1998. Net profits for the first quarter of 1998 improved to $128,184 compared with $59,060 for the same period in 1998.

     Approximately 68% of our increased sales were attributed to The Perfectly Safe Catalog, with the remaining increase attributed to the Natural Baby Catalog. The Company's "Kids Catalog Outlet" retail store generated revenues of $50 thousand in its first full quarter of operations.

     Cost of sales decreased from 62.5% of net sales in 1998 to 57.1% in 1999. The change is attributable to improvements in cost of merchandise sold and costs of outbound shipping expenses for product orders. Merchandise sold declined 3.2% as a percentage of sales, and reflects improved pricing of catalog products. Shipping costs were reduced 3.2% as a percentage of sales, reflecting the Company's change in carriers to the lower cost U.S. Postal Service, along with modest improvements in the Company's fulfillment efficiency. Fulfillment efficiency is the ratio of number of shipments to number of orders.

     Selling expenses, consisting of advertising and marketing costs, were 27.9% of net sales in the first quarter of 1999, compared with 24.0% in the first quarter of 1998. This overall increase is attributable to the Natural Baby Catalog, whose selling expenses increased from 16.5% of sales in 1998 to 25.1% of sales in 1999. The Company conducted liquidation sales of selected Natural Baby products in the first quarter of 1998, which had the effect of lowering selling expenses due to the attractive prices offered. The Company did not continue this sale in 1999, which resulted in somewhat higher selling costs. The Natural Baby Catalog contributed 41% of the Company's sales in the first quarter of 1999.

     General and Administrative expenses increased by $35,771 but decreased as a percentage of sales, from 11.4% of net sales in 1998 to 11.1% of net sales this quarter. The increased level of costs primarily reflect the level of services we provided to the Havana Group, Inc., an affiliated company, along with increased administrative wages.

     Since January 1, 1997, the Company has been providing administrative and other support services to Havana. Beginning January 1, 1998, a contract was established between Kids Stuff and Havana. The contract details specific fees to be charged by Kids Stuff for providing administrative support and order fulfillment services to Havana. The contract also provides an additional charge of 5% of Havana's pretax annual profit. Effective January 1, 1999 the contract was extended on a month-to-month basis, and provided for adjustments in levels of services rendered as Havana incurred direct costs for its own operations. During this quarter we've charged Havana $76,794, including order fulfillment costs, as compared to approximately $73,569 allocated last year.

     Net income improved by $69,124 this quarter as compared to the same quarter last year. Last year's quarter net income was 1.8% of net sales, while net income for the current quarter was 3.5% of sales. The earnings improvement is a result of the increase in revenues and lower cost of sales ratios.

                         Liquidity and Capital Resources

     At March 31, 1999, our accumulated deficit improved by $128,184 from December 31, 1998 because of first quarter earnings performance.

     In March 1999 the Company sold 460,000 units in a public offering, each Unit consisting of one share of preferred stock and two preferred stock warrants. The proceeds of the offering, net of expenses, were $1,960,557. The proceeds are being used for working capital purposes, and to provide for improved efficiency in our operations.

     In addition to net earnings, cash provided by operating activities was increased by non-cash charges of $132,612 for depreciation and goodwill amortization, compared with non-cash charges of $39,859 during the first quarter of 1998. Increased charges in 1999 are as a result of capitalizing certain art and design revisions for our catalogs. Working capital changes used a net of $777,785 of cash in 1999 compared with $56,659 during the first quarter of 1998. During 1999 the Company increased deferred catalog expense of $282,531 and reduced accounts payable and other liabilities of $454,821.

     With respect to financing activities, our cash position improved from the sale of preferred stock in the amount of $1,960,557 and the reduction in amounts due from affiliates in the amount of $115,223.

     The Company has an $800,000 line of credit facility provided by the united National Bank and Trust Company ("Bank"). The line of credit is for an open term, payable upon demand and is secured by the assets of the Company, Duncan Hill, Inc. and The Havana Group, Inc. The repayment of the line of credit is guaranteed by W. Miller and Havana. The amount outstanding at March 31, 1999 was approximately $762,000. Interest is charged at the rate of 1% over prime. It is the policy of the bank to review the credit facility annually, and to require that the Company maintain a zero balance on the credit line for a period of 30 consecutive days sometime during the course of each year. The Bank agreed to waive the "zero balance" required for fiscal 1997 and 1998. The line of credit agreement expired June 30, 1998 and the Company is in the process of renegotiating with the bank.

     Overall, we expect to be able to meet our cash needs through ongoing operations, our working capital, and existing credit facilities.

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

                           PART II. OTHER INFORMATION

    Item 6. Exhibits and Reports on Fork 8-K

    (a)  Exhibits filed as part of this report:

        27. Financial Data Schedule


    (b) No report on form 8-K was filed during the first quarter of 1999.

                                    Signature

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Kids Stuff, Inc.

Date: May 15, 1999                           /s/ William Miller
                                             ------------------

                                             William Miller, CEO
                                             Acting Chief Financial Officer


Mr. Miller has executed this quarterly report on form 10-QSB both on behalf of the Registrant and in his capacity as its chief executive officer and acting chief financial officer.