Form 10QSB
period 1999-06-30
KIDS STUFF INC
filed 1999-08-16
CIK 1027992

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended June 30, 1999

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

     Yes [ X ] No [ ]

     As of August 1, 1999, there were 3,512,856 shares of the Registrant's Common Stock $.001 par value issued and outstanding.

     Transitional Small Business Disclosure Format.

     Yes [ ] No [X]

INDEX



Balance Sheets - June 30, 1999 (Unaudited) and December 31, 1998.................................................3
Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 1999 and 1998..................4
Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 1999 and 1998            .......................5
Notes to Financial Statements....................................................................................6
Item 2 - Management's Discussion and Analysis or Plan of Operations..............................................9
Part II - Other Information......................................................................................11
Signature Page...................................................................................................12

                                Kids Stuff, Inc.
                                 Balance Sheets



                                                                                                       (UNAUDITED)
                                                                                                         June 30,     December 31,
                                                                                                          1999           1998
                                     ASSETS

CURRENT ASSETS
Cash ................................................................................................   $1,510,512   $   25,426
Accounts receivable .................................................................................      194,424      251,544
Inventories .........................................................................................    2,049,806    1,925,915
Deferred catalog expense ............................................................................      796,767      415,027
Due from affiliates .................................................................................       60,270      140,492
Prepaid expenses ....................................................................................       67,328      166,497
                                                                                                        ----------   ----------
   Total Current Assets .............................................................................    4,679,107    2,924,901

PROPERTY AND EQUIPMENT
Data processing equipment ...........................................................................      296,744      262,474
Leasehold Improvements ..............................................................................       36,886       35,982
Web site development ................................................................................        7,000         --
Machinery and equipment .............................................................................       75,183       65,765
Furniture and fixtures ..............................................................................      110,330       94,411
                                                                                                        ----------   ----------
                                                                                                           526,143      458,632
Less accumulated depreciation .......................................................................      145,846      120,212
                                                                                                        ----------   ----------
                                                                                                           380,297      338,420
OTHER ASSETS, net of accumulated amortization
Goodwill ............................................................................................    1,044,355    1,072,905
Deposit on building purchase ........................................................................      111,750         --
Catalog development and other .......................................................................      141,497      289,110
Customer list .......................................................................................      366,726      402,798
                                                                                                        ----------   ----------
                                                                                                         1,664,328    1,764,813
                                                                                                        ----------   ----------

                                                                                                        $6,723,732   $5,028,134
                                                                                                        ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                                Kids Stuff, Inc.
                                 Balance Sheets


                                                                                        (UNAUDITED)
                                                                                          June 30,       December 31,
                                                                                            1999             1998
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable ....................................................................     1,830,685      2,434,298
Line of credit ......................................................................       762,000        762,000
Customer advances and other .........................................................        78,118         44,960
                                                                                        -----------    -----------
   Total Current Liabilities ........................................................     2,670,803      3,241,258


STOCKHOLDERS' EQUITY:
Common stock ........................................................................         3,513          3,513
Preferred stock .....................................................................         5,000          5,000
Additional paid - in capital ........................................................     5,171,841      3,216,734
Retained earnings (deficit) .........................................................    (1,127,425)    (1,438,371)
                                                                                        -----------    -----------
   Total Stockholders' Equity .......................................................     4,052,929      1,786,876
                                                                                        -----------    -----------

                                                                                        $ 6,723,732    $ 5,028,134
                                                                                        ===========    ===========









   The accompanying notes are an integral part of these financial statements.

                                Kids Stuff, Inc.
                            Statements of Operations




                                              (UNAUDITED)                   (UNAUDITED)
                                       Three Months Ended June 30,    Six Months Ended June 30,

                                            1999           1998           1999          1998
                                      -----------------------------------------------------------------

Total sales ........................   $ 4,418,106    $ 3,408,744    $ 8,051,664    $ 6,613,621

Cost of sales ......................     2,438,314      1,947,659      4,511,704      3,949,126
                                       -----------    -----------    -----------    -----------

Gross profit .......................     1,979,792      1,461,085      3,539,960      2,664,495

Selling expenses ...................     1,154,231        991,074      2,167,798      1,760,802

General and administrative expenses        607,407        391,344      1,009,419        757,585
                                       -----------    -----------    -----------    -----------

Income from operations .............       218,154         78,667        362,743        146,108

Other (expense) ....................       (35,391)       (16,170)       (51,797)       (24,551)
                                       -----------    -----------    -----------    -----------

Net income .........................   $   182,763    $    62,497    $   310,946    $   121,557
                                       ===========    ===========    ===========    ===========

Basic and diluted earnings per share   $      0.04    $      0.02    $      0.07    $      0.03
                                       ===========    ===========    ===========    ===========











   The accompanying notes are an integral part of these financial statements.

                                Kids Stuff, Inc.
                            Statements of Cash Flows



                                                                                                 (UNAUDITED)

                                                                                                    Six Months Ended June 30,

                                                                                                     1999            1998

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...................................................................................   $   310,946    $   121,557
Adjustments to reconcile net income to net
   cash (used) by operating activities:
      Depreciation and amortization ..........................................................       237,869         88,848
      Decrease (increase) in accounts receivable .............................................        57,120       (124,235)
      (Increase) decrease in inventories .....................................................      (123,891)       120,758
      (Increase) in deferred catalog expense .................................................      (381,740)      (202,539)
      Decrease (increase) in prepaid expenses ................................................        99,169        (43,402)
      (Decrease) in accounts payable, customer advances and other ............................      (570,455)      (134,679)
                                                                                                 -----------    -----------
                                                       Net cash (used) by operating activities      (370,982)      (173,692)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property and equipment .........................................................       (67,511)       (50,135)
Deposit on building purchase .................................................................      (111,750)          --
                                                                                                 -----------    -----------
                                                       Net cash (used) by investing activities      (179,261)       (50,135)


CASH FLOWS FROM OPERATING ACTIVITIES
Sale of preferred stock ......................................................................     1,955,107           --
Borrowings on line of credit, net ............................................................          --           61,000
Decrease in due from affiliates ..............................................................        80,222        232,364
                                                                                                 -----------    -----------
                                              Net cash (used) provided by financing activities     2,035,329        293,364
                                                                                                 -----------    -----------

                                                                          Net increase in cash     1,485,086         69,537

                                                                              Cash - beginning        25,426        101,894

                                                                                 Cash - ending   $ 1,510,512    $   171,431
                                                                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                        Cash paid during the year for interest   $    33,708    $    29,961
                                                                                                 ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1: Business Description and Summary of Significant Accounting Policies

     A. Business Description - Kids Stuff, Inc. ("Kids Stuff" or the "Company") is in the mail order business and sells to customers throughout the United States. Duncan Hill, Inc. owns 81% of the Company's outstanding voting capital stock as of June 30, 1999. Perfectly Safe, a division of the Company, primarily sells children's safety products for use up to age 3. Jeanne's Kids Club, a division of the Company, sells hard good products for children primarily up to the age of 3. Natural Baby, a division of the Company, sells clothing and toys for children primarily up to the age of 3. Products are purchased from a variety of vendors.

     B. Basis of Presentation - The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999, results of operations for the three and six month periods ended June 30, 1999 and 1998, and cash flows for the six month periods ended June 30, 1999 and 1998. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year.

     C. Per Share Amounts - Net income per share is calculated using the weighted average number of shares outstanding during the period for basic earnings per share. Diluted earnings per share are calculated to include the dilutive effect of stock options and warrants, if any. The number of shares outstanding in computing basic and diluted earnings per share for the three and six month periods ended June 30, 1999 and 1998 is 3,512,856.

     D. New Authoritative Pronouncements

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," which postponed the effective date of SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," to all fiscal years beginning after June 15, 2000. The Company does not anticipate having these types of hedges, and the effect of adoption is expected to be immaterial.

     The Accounting  Standards  Executive Committee issued Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and SOP 98-5, "Reporting on the Costs of Start-Up Activities," which are effective for years beginning after Dec. 31, 1998. The Company's adoption of SOP 98-1 and SOP 98-5 had no material effect on its results of operations or financial position.

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

     At  January  1,  1999  the   agreement  was  modified  and  extended  on  a
month-to-month basis as Havana began to incur direct costs for its administrative functions. Havana pays to Kids an accounting, data processing, and administrative charge of $15,000 per year plus $1.75 per shipment for warehouse services. Havana is also obliged to pay 5% of its 1999 pretax profits to Kids in connection with these services.

                                KIDS STUFF, INC.

Note 2:  Agreement with Affiliated Company (Continued)

     Through June 30, 1999, Havana's accounts receivable and inventories are pledged as collateral on Kids line of credit, and Havana also acted as a guarantor. In July 1999 Havana's liability was released as a part of a general restructuring of the Kids line of credit. At June 30, 1999 the balance on the line of credit was $762,000.

Note 3: Stockholders' Equity

A. Common Stock

     As of December 31, 1998 and June 30, 1999, the Company had common stock at a par value of $.001 per share with 25,000,000 shares authorized and 3,512, 856 shares issued and outstanding.

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

     Series A Preferred Stock

     As of December 31, 1998 and June 30, 1999, the Company had issued and outstanding 5,000,000 shares of Series A Preferred Stock, $.001 par value. These shares are held by Duncan Hill. The holder of the Series A Preferred Stock is entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The Series A Preferred Stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series A Preferred Stock has a liquidation preference of $.001 per share.

     Series 1 Preferred Stock

     In March 1999, the Company completed a public offering of securities through Fairchild Financial Group, Inc. in which 460,000 shares of Series 1 Preferred Stock were issued. The holders of the Series 1 Preferred Stock are entitled to a liquidation preference of $5.50 per share and to vote on matters submitted to a vote of the shareholders. Each Series 1 Preferred Share receives an cumulative annual dividend of $0.495, or 9.0% of the liquidation preference per share, payable in cash or common stock at the option of the Company. Each Series 1 Preferred Share is convertible into two shares of common stock at the option of the holder, commencing September 3, 2000. Each Series 1 Preferred Share is redeemable at the option of the Company at a price of $7.20 per share commencing September 3, 2000.

C. Warrants

         Class A Warrants

     The Company issued 2,400,000 Class A Warrants in 1997 in conjunction with an offering of its common stock. Each Class A Warrant entitles the holder to purchase one share of common stock at a price of $5.00 for a period of four years commencing June 26, 1998 and expiring June 26, 2002. The Company may redeem the Class A Warrants at a price of $.05 per warrant, at any time after they become exercisable, upon not less than 30 days' prior written notice, if the closing bid price of the Common Stock has been at least $14.40 per share for 20 consecutive trading days ending on the fifth day prior to the date on which the notice of redemption is given. All 2,400,000 Class A Warrants are outstanding as of December 31, 1998 and June 30, 1999.

                                KIDS STUFF, INC.

C. Warrants (Continued)

         Preferred Warrants

     The Company  issued  920,000  Series 1 Preferred  Stock  Purchase  Warrants
(Preferred Warrant) in March 1999 in conjunction with an offering of its preferred stock. Each Preferred Warrant entitles the holder to purchase one share of Series 1 Preferred Stock at an exercise price of $6.00 per share commencing September 3, 2000 and expiring March 3, 2002. The Company shall redeem the Preferred Warrants at a price of $1.20 per warrant in the event it elects to redeem its Series 1 Preferred Stock in accordance with the terms summarized in Note 3B above. All 920,000 Preferred Warrants are outstanding as of June 30, 1999.

Note 4. Line of Credit

     Kids Stuff had an $800,000 line of credit from United Bank with an open term which is payable on demand, bearing interest payable monthly at the bank's prime lending rate plus 1%, for an effective rate of 8.75% at June 30, 1999. The line of credit had a balance of $762,000 at June 30, 1999. The line was secured by assets of the Company, as well as the assets of Duncan Hill and another Duncan subsidiary, Havana Group, Inc. The repayment of the facility was guaranteed by Mr. Miller, the Company's Chief Executive Officer. The credit facility required that the Company maintain a zero balance on the credit line for a period of thirty consecutive days sometime during the course of each year. The bank has waived the zero balance requirement for 1998. The weighted average interest rate for the year ended December 31, 1998 was 9.3%. Due to the current nature of the liability, the carrying amount of the line approximated fair value. This line of credit was paid off in July 1999 with the proceeds of the new term loan/revolving line of credit facility with Bank One (see Note 10).

Note 5. Acquisition of The Natural Baby Company

     In 1997, the Company acquired the net assets and operations of The Natural Baby Company, a mail order retailer of children's clothing and toys. The purchase was funded with the net proceeds of an initial public offering. The acquisition was accounted for as a purchase and, accordingly, the operating results of the acquired company have been included in the Company's financial statements since the date of acquisition. The aggregate purchase price was $2,066,829. The excess of the aggregate purchase price over the value allocated to the specifically identifiable assets acquired of $1,148,692 was recorded as goodwill, which is being amortized over 20 years on the straight line method.

Note 6.   Public Offerings

Common Stock

     In July 1997, the Company completed an initial public offering in which 300,000 units were sold for $2,619,890, net of issuance costs of $980,110. Each unit consisted of two common shares and eight redeemable Class A Warrants, and sold for $12 per unit. The common stock and warrants are separately transferable.

     The proceeds of the public offering were used to acquire net assets and operations of The Natural Baby Company, to pay on accounts payable, to repay indebtedness to bridge lenders, to repay indebtedness to the Company's parent, Duncan Hill, to consolidate the operations of The Natural Baby Company, and for general corporate purposes.

                                KIDS STUFF, INC.

Preferred Stock

     In March 1999, the Company completed a public offering of securities in which 460,000 units were sold for $1,960,557, net of issuance costs of $569,443. Each unit consisted of one share of Series 1 Preferred Stock and two Series 1 Preferred Stock Purchase Warrants, and sold for $5.50 per unit. The Series 1 Preferred Stock and Preferred Warrants are separately transferable. Commencing September 3, 2000, each share of Series 1 Preferred Stock is convertible into two shares of Kids Stuff Common Stock. Commencing September 3, 2000, each
Preferred  Warrant  entitles  the  holder  to  purchase  one  share of  Series 1
Preferred Stock at an exercise price of $6.00 per share until the close of business on March 3, 2002.

     The proceeds of the public offering are to be used for the purchase of inventory, accounts payable reduction, establishment of a new operations center, web site production and development, leasehold improvements for the "Kids Catalog Outlet" retail store, and general corporate purposes.

Note 7. Employment Agreements

     The Company has entered into separate five-year employment agreements with William L. Miller and Jeanne E. Miller, effective January 1, 1997, pursuant to which Mr. Miller is to serve as Chairman of the Board and Chief Executive Officer of the Company and Mrs. Miller is to serve as its President. The employment agreements provide for an annual base salary of $125,000 for Mr. Miller and $105,000 for Mrs. Miller, subject to annual review for increase by the Company. The employment agreements also provide for the eligibility of these executives to receive annual cash bonuses under the Company's Incentive Compensation Plan, and each of Mr. Miller and Mrs. Miller's respective employment agreements grant an option to purchase 100,000 shares of the Company's Common Stock, which vest 25% on each of the first four anniversary dates commencing January 1, 1998, regardless of whether the executive is employed on such dates by the Company. The vested options will be immediately exercisable and will expire ten years from the date of the agreement. The exercise price of the options is $5.00 per share, subject to downward adjustments in the exercise price if the Company meets certain performance goals.

     Mrs. Miller also received the option to purchase 100,000 shares of the Company's unregistered common stock as a signing bonus on October 16, 1998. The exercise price of the options is $2.50 per share, and the options will expire 10 years from the date of the grant.

Note 8. Incentive Plans

A. Incentive Compensation Plan

     During 1997, the Company adopted an Incentive Compensation Plan (the "Plan"). The Plan is designed to motivate employee participants to achieve the Company's annual strategic goals. Eligibility for participation in the Plan is limited to the Chief Executive Officer and the President of the Company, and such other employees of the Company as may be designated by the Board of Directors from time to time. For each fiscal year of the Company, the Board will establish a bonus pool not to exceed 10% of the Company's operating income. The amount of such pool with respect to any year shall be determined subsequent to the end of that year upon the determination of the Company's operating income for that year. Each participant in the Plan is eligible to receive from the bonus pool an annual award of up to 50% of the participant's base salary. There were no awards in 1998 or the first half of 1999.

                                KIDS STUFF, INC.

Note 8. Incentive Plans (Continued)

B. Stock Incentive Plan

     During 1997, the Company adopted a Stock Incentive Plan (Incentive Plan). Under the Incentive Plan, the Compensation Committee of the Board of Directors may grant stock incentives to key employees and the directors of the Company pursuant to which a total of 400,000 shares of Common Stock may be issued; provided, however, that the maximum amount of Common Stock with respect to which stock incentives may be granted to any person during any calendar year shall be 20,000 shares, except for a grant made to a recipient upon the recipients initial hiring by the Company, in which case the number shall be a maximum of 40,000 shares. These numbers are subject to adjustment in the event of a stock split and similar events. Stock incentive grants may be in the form of options, stock appreciation rights, stock awards or a combination thereof. No stock incentives were granted under the Incentive Plan in 1998 or the first half of 1999.

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

Note 10. Subsequent Event

     In July 1999, the Company finalized an agreement to purchase a building located in North Canton, Ohio, which will serve as the office and warehouse facilities for the Company, Havana, and Duncan Hill. The purchase price of the building is $2,200,000. The purchase is being financed through a commercial real estate loan from Bank One. In addition to the commercial real estate loan, Bank One has extended a 24 month revolving credit line for $500,000 and a 60 month term loan to the Company for $300,000. The Company's previously outstanding $800,000 line of credit was retired with the proceeds of the new borrowings. All three loans carry unconditional and unlimited guarantees of Duncan Hill, Inc., Mr. William Miller and Mrs. Jeanne Miller.

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

     We acquired Perfectly Safe during January 1990 and circulated approximately 900,000 catalogs during that first year, producing net sales of $1,473,000. By the end of 1998, sales had increased to over $4.9 million, which resulted in an annual compound growth rate of approximately 15%. In the first six months of 1999 net sales were $3.4 million, an increase of 34% over the comparable 1998 period.

     Jeannie's Kids Club was created and developed in-house, and the first catalog was mailed during July 1995. The annual club membership is $18, and is renewed automatically each year, subject to customer cancellation and other limitations. In return for their membership fee, members are able to purchase products at discount prices compared to other children's catalogs. During the year 1998, the third full year of Kids Club operations, net sales were $3.1 million. However, during the first six months of 1999 net sales were 8.8% less than the comparable 1998 period, reflecting the impact of a planned reduction in catalog circulation.

     We acquired The Natural Baby Catalog on July 2, 1997, using the proceeds from our initial public offering. The Natural Baby Catalog compliments our other catalogs and offers alternative products to parents interested in natural childbirth, nursing products and natural fiber clothing. During 1998, The Natural Baby Catalog generated net sales of $6.2 million in sales, and constituted 44% of our total sales.

                              RESULTS OF OPERATIONS


Three months ended June 30, 1999 compared to the three months ended June 30, 1998.

     Sales for the quarter ended June 30, 1999 increased 29.6% to $4,418,106, compared with $3,408,744 for the same period of 1998. Net income for the second quarter of 1999 improved to $182,763, compared with $62,497 for the same period in 1998.

     Cost of sales decreased from 57.1% of net sales in 1998 to 55.2% in 1999. The change is attributable to improved cost of merchandise sold, which declined from 39.3% of sales in the first six months of 1998 to 35.3% of sales in the comparable 1999 period. The gain was partially offset by increased fulfillment costs.

     Selling expenses, consisting of advertising and marketing costs, decreased to 26.1% of net sales in the second quarter of 1999, compared with 29.1% in the second quarter of 1998. This reduction is attributable to lower advertising costs and reduced marketing department expense.

     General and Administrative expenses were $607,407, an increase of $216,063 from the $391,344 recorded in the same period in 1998. Approximately 34% of the increase was in depreciation and amortization expense, as we amortized the expense of the redesign of all of our catalogs that began in the fall of 1998. Other factors were increased wage expense, and reduced billings in our operating agreement with Havana.

     Beginning January 1, 1998, we entered into a one-year contract to provide administrative and other support services to Havana. The contract details specific fees to be charged by Kids Stuff for providing administrative support and order fulfillment services to Havana. The contract also provides an additional charge of 5% of Havana's pretax profit for 1998. The contract extended on a monthly basis on January 1, 1999, and provided for reductions in services from us as Havana established its own operations. As a result, billings to Havana $56,736 for the three months ended June 30, 1999 were, compared with $177,377 during the same period in 1998.

     Net income improved to $182,763 or 4.1% of sales during this quarter, compared with $62,497 or 1.8% of sales for the same period in 1998. The principal reason for this is the 29.6% sales increase with improved gross margins and slightly reduced selling expense as a percentage of sales.

Six months ended June 30, 1999 compared to the six months ended June 30, 1998.

     Sales for the six months ended June 30, 1999 increased 21.7% to $8,051,664, compared with $6,613,621 for the same period of 1998. Net income for the first half of 1999 improved 156% to $310,947, compared with $121,557 for the same period in 1998.

     Our sales increase came from the Natural Baby and Perfectly Safe catalogs, which recorded gains in merchandise sales of 34% and 23% respectively. These gains were offset by the Kids Club catalog, whose sales were down 8.8% from the same period last year due to reduced circulation of catalogs.

     Cost of sales decreased from 59.7% of sales in 1998 to 56.0% of sales in 1999. The change is attributable to reductions in cost of merchandise sold, which declined 3.7% as a percentage of sales during the period. Other costs of fulfillment, such as shipping costs, packaging, direct labor, remained consistent as a percentage of sales.

     Selling expenses, consisting of advertising and marketing costs, were 26.9% of total sales in the first half of 1999, compared with 26.6% in the first half of 1998, as our growth in sales of 21.7% was achieved without significantly increasing sales expense.

     General and Administrative expenses increased by $251,834, from 11.5% of sales in 1998 to 12.5% in 1999. The most significant reason for this is increased depreciation and amortization expense, which increased $149,021 compared with the same period last year. In addition to this, wages increased $106,576 during the first six months of 1999 compared with the first six months of 1998.

                        Liquidity and Capital Resources

     At June 30, 1999, our accumulated deficit was reduced by $310,946 from December 31, 1998 because of first half earnings performance.

     In addition to net earnings, cash provided by operating activities included non-cash charges of $237,868 for depreciation and amortization. Working capital changes used $919,797 of cash, primarily due to reductions in accounts payable of $570,455 and increased deferred catalog expense of $381,740. This resulted in net cash used by operation activities of $370,982 for the six months ended June 30, 1999.

     For the six months ended June 30, 1999, cash was used in investing activities of $179,261, which consisted of $67,511 to purchase property and equipment and $111,750 as a deposit on a building purchase. Cash was provided by financing activities of $2,035,329, due to the net proceeds received from our March 1999 sale of Series 1 Preferred Stock and Series 1 Preferred Stock Warrants, which resulted in net proceeds of $1,955,107 and reductions in amounts due from affiliates of $80,222. Our cash position improved from the sale of Series 1 Preferred Stock and at June 30, 1999, it was $1,510,512.

     In July 1999, we retired our previously outstanding $800,000 line of credit through the proceeds received from Bank One. Bank One provided us with a 24 month revolving credit line for $500,000 and a 60 month term loan for $300,000. It also provided the financing for us to purchase the building that currently serves as our warehouse facilities at a purchase price of $2,200,000 through a commercial real estate loan. Our office facilities will be moved to the building in August 1999. All three loans are guaranteed by our principal stockholder, Duncan Hill, Inc.; by our CEO, William Miller; and our President, Jeanne Miller.

     In addition to our net earnings of $121,557, cash provided by operating activities for the six months ended June 30, 1998 included non-cash charges of $88,848 for depreciation and amortization. Working capital changes used $384,097 of cash primarily due to increases in accounts receivable of $124,235, increases in deferred catalog expense of $202,539, and decreases in accounts payable and customer advances of $134,679. This resulted in net cash used by operating activities of $173,692 for the six months ended June 30, 1998. During this period, we used cash in investing activities of $50,135 to purchase property and equipment. We were provided with cash from financing activities of $239,364 due to a decrease in the amounts due from affiliates of $232,364 and borrowing on the line of credit of $61,000.

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


                                           Kids Stuff, Inc.

Date:       8/14/98                        /s/ William Miller
                                           William Miller, CEO

Date:       8/14/98                        /s/ Jeanne E. Miller
                                           President