Form 10QSB
period 1999-09-30
KIDS STUFF INC
filed 1999-11-15
CIK 1027992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 1999

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

               7835 FREEDOM AVENUE, N.W., NORTH CANTON, OHIO 44720 (ADDRESS OF PRINCIPLE EXECUTIVE OFFICES) (ZIP CODE)

                                 (330) 492-8090
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         4450 BELDEN VILLAGE STREET, N.W., SUITE 406, CANTON, OHIO 44718
                          (REGISTRANT'S FORMER ADDRESS)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [ X ] No [ ]

     As of November 15, 1999, there were 3,512,856 shares of the Registrant's Common Stock $.001 par value issued and outstanding.

     Transitional Small Business Disclosure Format.

     Yes [ ] No [ X ]

INDEX

Balance Sheets - September 30, 1999 (Unaudited) and December 31, 1998......................................3
Statements of Operations - Three Months and Nine Months Ended September 30, 1999 and 1998 (Unaudited)......5
Statements of Cash Flows - Nine Months Ended  September 30, 1999 and 1998 (Unaudited)......................6
Notes to Financial Statements..............................................................................7
Item 2 - Management's Discussion and Analysis or Plan of Operations........................................12
Other Information..........................................................................................15
Signature Page.............................................................................................16

                                KIDS STUFF, INC.
                                 Balance Sheets

                                               (UNAUDITED)
                                               September 30, December 31,
                                                  1999           1998

ASSETS:

CURRENT ASSETS

      Cash ..................................   $1,089,466   $   25,425
      Accounts receivable ...................      259,536      251,545
      Inventories ...........................    2,471,950    1,925,915
      Deferred catalog expense ..............    1,169,357      415,027
      Due from affiliates ...................      109,412      140,492
      Prepaid expenses ......................      121,030      166,497

          Total Current Assets ..............    5,220,751    2,924,901


PROPERTY & EQUIPMENT:

      Building and Land .....................    2,294,710            0
      Data processing equipment .............      302,512      262,474
      Leasehold Improvements ................       29,776       35,982
      Web Site ..............................      121,954         --
      Machinery and equipment ...............       75,951       65,765
      Furniture and fixtures ................      112,769       94,411

                                                 2,937,672      458,632

      Less accumulated depreciation .........      171,106      120,212

                                                 2,766,566      338,420


OTHER ASSETS, net of accumulated amortization

      Goodwill ..............................    1,030,080    1,072,905
      Customer List .........................      348,691      402,798
      Other Assets ..........................       83,625      289,110

                                                 1,462,396    1,764,813

                                                $9,449,713   $5,028,134
                                                ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.
                                 Balance Sheets

                                           (UNAUDITED)
                                          September 30,     December 31,
                                             1999              1998

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Current Portion of long-term debt   $   144,500

      Accounts payable ................     2,739,469    $ 2,434,298
      Line of credit ..................       500,000        762,000
      Customer advances and other .....        83,729         44,960

          Total Current Liabilities ...     3,467,698      3,241,258


LONG-TERM DEBT, NET OF CURRENT PORTION

      Term Loan .......................       235,616              0
      Real Estate Mortgage ............     1,605,500              0

                                            1,841,116              0

STOCKHOLDERS' EQUITY:

      Common stock ....................         3,513          3,513
      Preferred stock .................         5,000          5,000
      Additional paid-in capital ......     5,168,271      3,216,734
      Retained earnings (deficit) .....    (1,035,885)    (1,438,371)

          Total Stockholders' Equity ..     4,140,899      1,786,876

                                          $ 9,449,713    $ 5,028,134
                                          ===========    ===========




                                KIDS STUFF, INC.
                             Statement of Operations

                                                                      (UNAUDITED)                             (UNAUDITED)
                                                            Three Months Ended September 30,        Nine Months Ended September 30,

                                                                 1999              1998                 1999              1998

Net Sales                                                        $3,854,497        $3,220,741          $11,906,161        $9,834,362

Cost of Sales                                                     2,145,312         1,857,552            6,657,016         5,806,678

Gross Profit                                                      1,709,185         1,363,189            5,249,145         4,027,684

Selling Expenses                                                  1,122,317           967,541            3,290,115         2,728,343

General and Administrative Expenses                                 481,936           394,271            1,491,355         1,151,856

Income From Operations                                              104,932             1,377              467,675           147,485

Other Income (Expense)                                                    -            18,020             (65,189)           (6,531)

Net Income                                                         $104,932           $19,397             $402,486          $140,954
                                                           ================   ===============      ===============   ===============

Basic and Diluted Earnings Per Share                                  $0.01             $0.01                $0.08             $0.04





    The accompanying notes are an integral part of these financial statements

                                KIDS STUFF, INC.
                             Statement of Cash Flows

                                                                                                        (UNAUDITED)
                                                                                              Nine Months Ended September 30,

                                                                                                1999                   1998


Cash Flows From Operating Activities:

     Net Income                                                                                      $402,486              $140,954
     Adjustments to reconcile net income to net
     cash provided (used) by operating activities:

          Depreciation and amortization                                                               353,311               132,503
          (Increase) in accounts receivable                                                           (7,991)              (57,557)
          (Increase) in inventories                                                                 (546,035)             (195,997)
          (Increase) in deferred catalog expense                                                    (754,330)             (282,511)
          Decrease (Increase) in prepaid expenses                                                      45,467              (31,741)
          Increase in accounts payable, customer advances and other                                   343,940               374,568

Net cash provided (used) by operating activities                                                    (163,152)                80,219



Cash Flows From Investing Activities:

     Investment in property and equipment                                                           (2,479,042)            (50,135)
     Investment in Catalog Artwork and Design                                                               -             (126,535)

Net cash (used) by investing activities                                                             (2,479.042)           (176,670)



Cash Flows From Financing Activities:

     Borrowings on line of credit - net                                                             (262,000)                61,000
     Sale of preferred stock                                                                        1,951,537                     -
     Payment on long-term debt - related parties                                                                          (300,000)
     Borrowing - Term Loan                                                                            295,617                     -
     Borrowing - Real Estate Mortgage                                                               1,690,000                     -
     Increase in due to affiliates                                                                           -              562,713
     Decrease in due from affiliates                                                                    31,080                    -

Net cash provided by financing activities                                                           3,706,234               323,713



Net Increase in Cash                                                                                1,064,040               227,262



Cash - Beginning                                                                                       25,426               101,894



Cash - Ending                                                                                      $1,089,466              $329,157
                                                                                        =====================   ===================




   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1: Business Description and Summary of Significant Accounting Policies

     Business Description - Kids Stuff, Inc. ("Kids Stuff" or the "Company") is in the mail order business and sells to customers throughout the United States. Duncan Hill, Inc. owns 81% of the Company's outstanding voting capital stock as of September 30, 1999. Perfectly Safe, a division of the Company, primarily sells children's safety products for use up to age 3. Jeanne's Kids Club, a division of the Company, sells hard good products for children primarily up to the age of 3. Natural Baby, a division of the Company, sells clothing and toys for children primarily up to the age of 3. Healthy Feet, a division of the Company, sells footwear and related products to infants and children. Products are purchased from a variety of vendors.

     Basis of Presentation - The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1999, results of operations for the three and nine month periods ended September 30, 1999 and 1998, and cash flows for the nine month periods ended September 30, 1999 and 1998. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year.

     Per Share Amounts - Net income per share is calculated using the weighted average number of shares outstanding during the period for basic earnings per share. Diluted earnings per share are calculated to include the dilutive effect of stock options and warrants, if any. The number of shares outstanding in computing basic earnings per share for all periods presented was 3,512,856. The effect of the convertible preferred stock and stock warrants outstanding was antidilutive.

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

                                KIDS STUFF, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 2:  Agreement with Affiliated Company (Continued)

     Through June 30, 1999, Havana's accounts receivable and inventories are pledged as collateral on Kids line of credit, and Havana also acted as a guarantor. In July 1999 Havana's liability was released as a part of a general restructuring of the Kids line of credit. At June 30, 1999 the balance on the line of credit was $762,000.

Note 3: Stockholders' Equity

A.   Common Stock

     As of December 31, 1998 and September 30, 1999, the Company had common stock at a par value of $.001 per share with 25,000,000 shares authorized and 3,512, 856 shares issued and outstanding.

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

     Series A Preferred Stock

     As of December 31, 1998 and September 30, 1999, the Company had issued and outstanding 5,000,000 shares of Series A Preferred Stock, $.001 par value. These shares are held by Duncan Hill. The holder of the Series A Preferred Stock is entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The Series A Preferred Stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series A Preferred Stock has a liquidation preference of $.001 per share.

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

C. Warrants

         Class A Warrants

     The Company issued 2,400,000 Class A Warrants in 1997 in conjunction with an offering of its common stock. Each Class A Warrant entitles the holder to purchase one share of common stock at a price of $5.00 for a period of four years commencing June 26, 1998 and expiring June 26, 2002. The Company may redeem the Class A Warrants at a price of $.05 per warrant, at any time after they become exercisable, upon not less than 30 days' prior written notice, if the closing bid price of the Common Stock has been at least $14.40 per share for 20 consecutive trading days ending on the fifth day prior to the date on which the notice of redemption is given. All 2,400,000 Class A Warrants are outstanding as of December 31, 1998 and September 30, 1999.

                                KIDS STUFF, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

C. Warrants (Continued)

         Preferred Warrants

     The Company  issued  920,000  Series 1 Preferred  Stock  Purchase  Warrants
(Preferred Warrant) in March 1999 in conjunction with an offering of its preferred stock. Each Preferred Warrant entitles the holder to purchase one share of Series 1 Preferred Stock at an exercise price of $6.00 per share commencing September 3, 2000 and expiring March 3, 2002. The Company shall redeem the Preferred Warrants at a price of $1.20 per warrant in the event it elects to redeem its Series 1 Preferred Stock in accordance with the terms summarized in Note 3B above. All 920,000 Preferred Warrants are outstanding as of September 30, 1999.

Note 4. Borrowings

     At June 30, 1999 Kids Stuff had an $800,000 line of credit from United Bank with an open term which is payable on demand, bearing interest payable monthly at the bank's prime lending rate plus 1%, for an effective rate of 8.75% at June 30, 1999. The line of credit had a balance of $762,000 at June 30, 1999. The line was secured by assets of the Company, as well as the assets of Duncan Hill and another Duncan subsidiary, Havana Group, Inc. The repayment of the facility was guaranteed by Mr. Miller, the Company's Chief Executive Officer. The credit facility required that the Company maintain a zero balance on the credit line for a period of thirty consecutive days sometime during the course of each year. The bank has waived the zero balance requirement for 1998. The weighted average interest rate for the year ended December 31, 1998 was 9.3%. Due to the current nature of the liability, the carrying amount of the line approximated fair value. This line of credit was paid off in July 1999 with the proceeds of the new term loan and revolving line of credit facility.

     In July 1999 Kids Stuff obtained a new credit facility from Bank One, N.A. Bank One extended a 24 month revolving credit line in the amount of $500,000, bearing interest at prime plus 1%. Additionally, Bank One extended a 60 month term loan to the Company for $300,000, bearing interest at 8.78%. The Company's previously outstanding $800,000 line of credit was retired with the proceeds of the new borrowings. The new loans are secured by the assets of the Company, a third mortgage on the Company's real estate, cross collateralization of life insurance on the lives of Mr. And Mrs. Miller, and carry unconditional and unlimited guarantees of Mr. William Miller and Mrs. Jeanne Miller.

     In July 1999, the Company finalized an agreement to purchase a building located in North Canton, Ohio, which will serve as the office and warehouse facilities for the Company, Havana, and Duncan Hill. The purchase price of the building was $2,200,000. The purchase was partially financed through a commercial real estate loan from Bank One, N.A. in the amount of $1,690,000. The loan has a 20 year amortization period with an expiration date of July 7, 2009, and carries a variable interest rate based upon the 30 day LIBOR plus 2.75%. The rate of interest at September 30, 1999 was 8.78%. The loan is secured by a first mortgage on the Company's real estate, guaranteed by Duncan Hill, Inc., Mr. William Miller, Mrs. Jeanne Miller, and is cross collateralized with assignment of life insurance.

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

                                KIDS STUFF, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Preferred Stock

     In March 1999, the Company completed a public offering of securities in which 460,000 units were sold for $1,951,537, net of issuance costs of $578,463. Each unit consisted of one share of Series 1 Preferred Stock and two Series 1 Preferred Stock Purchase Warrants, and sold for $5.50 per unit. The Series 1 Preferred Stock and Preferred Warrants are separately transferable. Commencing September 3, 2000, each share of Series 1 Preferred Stock is convertible into two shares of Kids Stuff Common Stock. Commencing September 3, 2000, each
Preferred  Warrant  entitles  the  holder  to  purchase  one  share of  Series 1
Preferred Stock at an exercise price of $6.00 per share until the close of business on March 3, 2002.

     The proceeds of the public offering are to be used for the purchase of inventory, accounts payable reduction, establishment of a new operations center, web site production and development, leasehold improvements for the "Kids Catalog Outlet" retail store, and general corporate purposes.

Note 7. Employment Agreements

     The Company has entered into separate five-year employment agreements with William L. Miller and Jeanne E. Miller, effective January 1, 1997, pursuant to which Mr. Miller is to serve as Chairman of the Board and Chief Executive Officer of the Company and Mrs. Miller is to serve as its President. The employment agreements provide for an annual base salary of $125,000 for Mr. Miller and $105,000 for Mrs. Miller, subject to annual review for increase by the Company. The employment agreements also provide for the eligibility of these executives to receive annual cash bonuses under the Company's Incentive Compensation Plan, and each of Mr. Miller and Mrs. Miller's respective employment agreements grant an option to purchase 100,000 shares of the Company's Common Stock, which vest 25% on each of the first four anniversary dates commencing January 1, 1998, regardless of whether the executive is employed on such dates by the Company. The vested options will be immediately exercisable and will expire ten years from the date of the agreement. The exercise price of the options when granted was $5.00 per share, subject to downward adjustments in the exercise price if the Company meets certain performance goals. In September 1999, the Company's Board of Directors cancelled the above mentioned options, and issued new options at a fixed exercise price of $1.33, representing the market price of the Company's common stock for the week ended September 17, 1999. Other terms and conditions of the option agreements remained the same.

     Mrs. Miller also received an option to purchase 100,000 shares of the Company's unregistered common stock as a signing bonus on October 16, 1998. The exercise price of the options at the time of the grant was $2.50 per share, and provided that the options expire 10 years from the date of the grant. In September 1999, the Company's Board of Directors cancelled this option, and issued Mrs. Miller a new option at an exercise price at $1.33, representing the market price of the Company's common stock for the week ended September 17, 1999. Other terms and conditions of the previous option agreement remained the same.

                                KIDS STUFF, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Note 8. Incentive Plans

A. Incentive Compensation Plan

     During 1997, the Company adopted an Incentive Compensation Plan (the "Plan"). The Plan is designed to motivate employee participants to achieve the Company's annual strategic goals. Eligibility for participation in the Plan is limited to the Chief Executive Officer and the President of the Company, and such other employees of the Company as may be designated by the Board of Directors from time to time. For each fiscal year of the Company, the Board will establish a bonus pool not to exceed 10% of the Company's operating income. The amount of such pool with respect to any year shall be determined subsequent to the end of that year upon the determination of the Company's operating income for that year. Each participant in the Plan is eligible to receive from the bonus pool an annual award of up to 50% of the participant's base salary. There were no awards in 1998 or the first nine months of 1999.

B. Stock Incentive Plan

     During 1997, the Company adopted a Stock Incentive Plan (Incentive Plan). Under the Incentive Plan, the Compensation Committee of the Board of Directors may grant stock incentives to key employees and the directors of the Company pursuant to which a total of 400,000 shares of Common Stock may be issued; provided, however, that the maximum amount of Common Stock with respect to which stock incentives may be granted to any person during any calendar year shall be 20,000 shares, except for a grant made to a recipient upon the recipients initial hiring by the Company, in which case the number shall be a maximum of 40,000 shares. These numbers are subject to adjustment in the event of a stock split and similar events. Stock incentive grants may be in the form of options, stock appreciation rights, stock awards or a combination thereof. No stock incentives were granted under the Incentive Plan in 1998; the Company approved the issuance of 65,000 options at September 24, 1999. The exercise price of the options are $1.33 per share, representing the market value of the Company's common stock during the week ended September 17, 1999.

Note 9. Non-Qualified Stock Option Agreement

     During 1998, the Company entered into a non-qualified stock option agreement with Clark D. Swisher and Alfred M. Schmidt, Jr., directors of the Company. Each of Mr. Swisher and Mr. Schmidt were granted the option to purchase 30,000 shares of the Company's common stock, which vest 25% on August 1, 1998 and 25% on each January 1, 1999, January 1, 2000, and January 1, 2001. The vested options will be immediately exercisable and will expire 10 years from the date of the agreement. The exercise price of the options was $2.50 per share of common stock. In September 1999, the Company's Board of Directors cancelled the options, and issued new options at an exercise price at $1.33, representing the market price of the Company's common stock for the week ended September 17, 1999.

     In September 1999, the Company entered into a non-qualified stock option agreement with Debra P. Gibbs upon her appointment as a Director of the Company. Mrs. Gibbs was granted the option to purchase 30,000 shares of the Company's common stock, which vest 25% on September 21, 1999, and 25% each on January 1, 2001, January 1, 2002, and January 1, 2003. The vested options will be immediately exercisable and will expire 10 years from the date of the agreement. The exercise price of the options is $1.33 per share of common stock.


Note 10. Purchase of Land and Building

     In July 1999, the Company finalized an agreement to purchase a building located in North Canton, Ohio, which will serve as the office and warehouse facilities for the Company, Havana, and Duncan Hill. The purchase price of the building was $2,200,000. The purchase was partially financed through a commercial real estate loan in the amount of $1,690,000 (See Note 4). The building is being depreciated over 40 years on a straight-line basis at $47,500 per year.

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

     We acquired Perfectly Safe during January 1990 and circulated approximately 900,000 catalogs during that first year, producing net sales of $1,473,000. By the end of 1998, sales had increased to over $4.9 million, which resulted in an annual compound growth rate of over 15%.

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

     We acquired The Natural Baby Catalog on July 2,1997, using the proceeds from our initial public offering. The Natural Baby Catalog compliments our other catalogs and offers alternative products to parents interested in natural childbirth, nursing products and natural fiber clothing. During 1998, The Natural Baby Catalog generated net sales of $6.2 million.

     In the fourth quarter of 1998 we opened "Kids Catalog Outlet", a retail store in Canton, Ohio, for purposes of creating incremental sales and liquidating excess and obsolete inventory. The store is 3,300 square feet, and is located in a strip mall in the Belden Village area of Canton, Ohio. The store design and fixture selection was based upon appeal to the generally upscale consumer demographics that we attract in our catalogs, with prices and sales to emphasizing value.

     In the third quarter of 1999 we introduced our Healthy Feet Catalog, a collection of footwear and related products for infants and toddlers. The merchandise, creative design, and marketing planning were created by the employees of Kids Stuff, and we plan to test and evaluate the performance of the catalog in the third quarters and fourth quarters of 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

     Net Sales for the quarter ended September 30, 1999 increased 19.7% to $ 3,854,497, compared with $3,220,741 for the same period of 1998. Net profits for the third quarter increased 441.0% to $104,932, compared with net profits of $19,397 for the same period in 1998.

     Approximately 50% of our increased sales were attributed to The Perfectly Safe Catalog, which recorded 27.7% growth in sales compared with the third quarter of 1998. Our retail store and our new Healthy Feet catalog were not in existence in the third quarter of 1998, and accounted for 29.4% of our sales growth.

     Cost of sales decreased to 55.7% in 1999, compared with 57.7% of net sales in 1998. The improvement is attributable to improved gross profit margins on products sold.

     Selling expenses, consisting of advertising and marketing costs, were 29.1% of net sales in the third quarter of 1999, compared with 30.0% in the third quarter of 1998. This decrease is attributable to slightly lower telemarketing expense.

     General and Administrative expenses during the third quarter of 1999 increased by $87,665 to $481,936 to 12.5% of net sales, compared with $394,271, or 12.2% of net sales, during the same period in 1998. The change reflects increased wages, as we build our infrastructure to meet the requirements of increased sales activity.

     Income from operations increased to $104,932 during the third quarter of 1999, compared with $1,377 during the third quarter of 1998. The increase is due to increased sales of $633,756, accomplished with a 2.0% improvement in gross margins.

     Net income increased by $85,535 this quarter as compared to the same quarter last year. Last year's quarter net income amounted to 0.6% of net sales, while net income for the current quarter amounted to 2.7% of net sales.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

     Sales for the nine months ended September 30, 1999 increased 21.1% to $11,906,161, compared with $9,834,362 for the same period of 1998. Net income for the first nine months of 1999 improved to $402,486 compared with a net income of $140,954 for the same period in 1998.

     Approximately 55% of our increased sales were attributed to The Perfectly Safe Catalog. Approximately 36% of increased sales was recorded by The Natural Baby Catalog, with the remainder of our sales increase coming from the retail store and the introduction of the Healthy Feet catalog.

     Cost of sales declined to 55.9% in 1999, compared with 59.0% of net sales in 1998. The change is attributable to improved product gross profit margins, which accounted for 75% of the improvement in our cost of sales margins.

     Selling expenses, consisting of advertising and marketing costs, remained fairly constant at 27.6% of net sales in the first nine months of 1999, compared with 27.7% for the same period in 1998.

     General and Administrative expenses increased by $339,499 to 12.5% of net sales in 1999, compared with 11.7% of net sales in 1998. Approximately 65% of the increase was due to increased depreciation and amortization charges, which increased to $353,311 for the nine months ended September 30, 1999, compared with $132,505 for the same period in 1998. The increased charges are a result of amortizing design and creative costs for the Company's catalogs incurred in the fourth quarter of 1998, which are being amortized through the end of fiscal year 1999. Other increases in general and administrative expenses are a result of increased costs, primarily in wage and personnel expense.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, our accumulated deficit was reduced by $402,486 from December 31, 1998 because of the first nine months earnings performance.

     In addition to net earnings, cash was provided by non-cash charges of $353,311 for depreciation and amortization, increases in accounts payable and other liabilities of $343,940, and a reduction in prepaid expenses of $45,467. Largest users of working capital were inventory increases of $546,035 and increased deferred catalog expense of $754,330. Higher volume mailings of catalogs resulted in increased sales, as compared to 1998, and account for the increased deferred catalog expense and inventory requirements.

     In July 1999 the Company purchased a building in North Canton, Ohio to integrate its offices, warehouse, and distribution functions. The purchase price of the property was $2,200,000, which accounts for 88.7% of cash used for investing activities in the nine months ended September 30, 1999. Additionally, the Company invested $121,954 in its Web site, kidsstuff.com, and invested $40,038 in data processing improvements.

     In March 1999 the Company obtained $1,951,537 from the sale of preferred stock, net of offering costs. (See Note 6 - Stock Offerings.) The funds were used for increased inventory investment and working capital purposes.

     In the third quarter of 1999 Kids Stuff restructured its banking facility with Bank One, N.A. As a result, Bank One provided commercial real estate financing for the purchase of our building in the amount of $1,690,000, a revolving line of credit in the amount of $500,000, and a five-year term loan in the amount of $300,000. (See Note 4 - Borrowings). As a result of this restructuring, Kids Stuff generated net cash from financing activities in the amount of $3,706,234, after a pay-down of $31,080 in amounts due to affiliates.

     At September 30, 1999, our credit line of $500,000 was fully borrowed at $500,000. The line is a 24 month revolving line of credit, secured by the assets of Kids Stuff and Duncan Hill, and is personally guaranteed by our President and CEO. The interest rate is prime plus 1%.

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

     Overall, we expect to meet our current cash needs through ongoing operations and from our present working capital position.

YEAR 2000 ISSUES

     Many existing computer programs use only two digits to identify a year in the date field. Their programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The company has updated its computers and tested them, although no assurances can be given that problems will not occur. The Company purchases its materials from numerous vendors. While the Company has not determined whether all its vendors will be year 2000 compliant before the problem arises, Management believes that since it is not dependent on any major vendor, its operations will not be materially or adversely effected by the failure of a few vendors to timely correct the problem. However, no assurances can be given that Management will be correct in its belief.

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

             PART II. OTHER INFORMATION

             Item 6. Exhibits and Reports on Form 8-K

             Exhibits filed as part of this report:

              27. Financial Data Schedule

             No report on form 8-K was filed during the third quarter of 1999.

                 KIDS STUFF, INC. FORM 10-QSB NOVEMBER 15, 1999

                                   Signature

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Kids Stuff, Inc.

DATE: 11/15/99
                                                  /s/WILLIAM MILLER
                                                     William Miller, CEO and CFO