Form 10KSB
period 1999-12-31
KIDS STUFF INC
filed 2000-03-31
CIK 1027992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________ to ________

                       Commission File Number: 000-29334

                                KIDS STUFF, INC.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                                                          34-1843520
------------------------------------                                                   -------------------
(State or other jurisdiction of                                                           (I.R.S. Employer
incorporation or organization                                                            (Identification No.)

                           7835 Freedom Avenue, N.W.
                            North Canton, Ohio 44720
          --------------------------------------------------- --------
              (Address of principal executive offices) (Zip Code)

                         Registrant's telephone number,
                      including area code: (330) 492-8090
                                 --------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

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

As of February 29, 2000 at 4:00 P.M., the aggregate market value of the voting stock held by non-affiliates 1,332,781 shares of Common Stock, $.001 par value, with a market value of approximately $4,238,244 based on the last sale price of $3.18 was $7,688,244 for one share of Common Stock on such date. The number of shares issued and outstanding of the Registrant's Common Stock, as of February 29, 2000 was 3,520,856 and 920,000 shares of Series 1 Preferred Stock with a market value of approximately $3,450,000 based on the last sale of $3.75 for one share of Series 1 Preferred Stock.

Item 1.           Description of Business

THE COMPANY

         Kids Stuff, a Delaware corporation, is a specialty direct marketer, which publishes four catalogs and maintains a web site, which emphasizes children's hardgood products from prenatal to age three. Our publications are "Perfectly Safe," "Jeannie's Kids Club," "The Natural Baby," and "Little Feet." Our web site is accessible at www.kidsstuff.com or on Yahoo!(R) Shopping (http://shopping.yahoo.com) a popular one-stop Internet shopping service and part of Yahoo!(R)s branded network of global Internet properties. We also maintain a retail store carrying a full line of our products as they appear in the catalogs, along with discontinued products and overstock items. Our principal executive offices are located at 7835 Freedom Avenue N.W., North Canton, OH 44720; our telephone number is (330) 492-8090.

HISTORY OF DUNCAN HILL

         Perfectly Safe, Inc. ("Perfectly Safe") was formed by Duncan Hill, Inc. ("Duncan Hill"), a principal stockholder of the Company in 1990 under Ohio law for the purpose of publishing The Perfectly Safe Catalog, which was acquired from Jeanne Miller, an executive officer and director of the Company, in January 1990. J. Miller purchased the Perfectly Safe Catalog in 1988 from the catalog's creator. In July, 1995, Perfectly Safe began to publish its second catalog, Jeannie's Kids Club.

         Effective June 30, 1996, the Company succeeded to the catalog business of Jeannie's Kids Club and Perfectly Safe as a result of a reorganization in which the Company acquired from Duncan Hill the assets and liabilities of Perfectly Safe, which was dissolved. The Company, which was incorporated by Duncan Hill in July 1996, had no operations prior to the reorganization.

         Effective June 30, 1996, the Company also acquired from Duncan Hill the assets used by Duncan Hill to perform the telemarketing, order fulfillment, data processing and administrative functions, so that the Company could perform those functions itself. The Company then entered into a six-month transition period ended December 31, 1996 in which telemarketing, data processing, order fulfillment, and administrative functions were transferred from Duncan Hill to the Company in a manner consistent with the operational requirements of the various subsidiaries of Duncan Hill. During this period certain costs were allocated by Duncan Hill to the Company, and in return, certain costs were allocated by the Company to Duncan Hill and its other subsidiaries, depending upon the transition status of the cost area involved. In either case, the costs were allocated pro rata in a manner consistent with Duncan Hill's practices in existence prior to June 30, 1996. The purchase price of Perfectly Safe and the aforementioned Duncan Hill assets acquired by the Company was $2,613,404.

         In July 1997, the Company acquired the net assets and operations of The Natural Baby Catalog from The Natural Baby Company, Inc. ("Baby Co."), a mail order retailer of children's clothing and toys at a total purchase price of $2,066,829. This acquisition was funded with the net proceeds of the Company's initial public offering and was accounted for as a purchase.

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

         In September 1999, the Company introduced a new catalog called "Healthy Feet" offering over 1,200 selections and sizes of shoes, with an emphasis on ages birth to age six. To support this new venture, Kids Stuff, Inc. mailed 402,000 catalogs to its target audiences. Healthy Feet, a "kids shoe catalog" features quality shoes from brands such as Sketchers, Converse, Keds and Bear Feet.

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

STRATEGIES

         The  Company   believes   that  its  expertise  in  the  marketing  and
merchandising of children's products provides the basis for future growth by the use of the following strategies:

         EXPAND THE MEMBERSHIP OF JEANNIE'S KIDS CLUB. Because Jeannie's Kids Club offers popular children's products for up to 60% less than other children's catalogs, the Company believes that there is a substantial market for this type of home shopping service and an opportunity to substantially increase the membership of Jeannie's Kids Club, which went from inception in July 1995 to over 39,000 current members. Although there are costs associated with acquiring the initial $18 membership fee, the $18 annual renewal of such membership is approximately 90% profit to the Company. Under the terms of the Jeannie's Kids Club membership, renewals are automatically billed to a member's credit card prior to the expiration of the membership. The Company intends to continue its marketing efforts to expand Jeannie's Kids Club membership.

         MAINTAIN THE GROWTH OF THE NATURAL BABY CATALOG. Revenues of The Natural Baby Catalog have increased from $3,876,555 in 1992 to $6,833,299 in 1999. The Company will endeavor to maintain continuity in the merchandising and marketing of this catalog.

         CUSTOMER ACQUISITION PROGRAMS. In the past, the Company has relied upon catalog circulation as the sole method to acquire new customers. Recently, the Company has established a web site as described above to attract new customers and increase sales.

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

MERCHANDISING

         Through its Perfectly Safe Catalog, the Company emphasizes quality and safety and provides full price merchandise tested by the Company and backed by a full satisfaction warranty. The Perfectly Safe Catalog currently consists of 40 pages containing approximately 250 products, principally hardgoods, approximately 55% of which directly relates to child safety and child proofing the home, with the balance consisting of safety tested convenience products and toys. Unlike fashion catalogs which change their mix of products offered based upon trends and seasonality, Perfectly Safe retains proven products. The merchandising function for Perfectly Safe is handled by one of the Company's founders, J. Miller, the author of "The Perfectly Safe Home."

         During 1995, the Company used its merchandise expertise in children's products to launch its Jeannie's Kids Club Catalog. The target market selected by the Company is upper income parents who want quality, value and convenience in products for their children. Jeannie's Kids Club Catalog consists of selected popular quality hardgoods products from other children's catalogs offered at discounts of up to 60%. Jeannie's Kids Club Catalog currently consists of 40 pages containing approximately 250 products.

         The Natural Baby Catalog emphasizes alternative hard and softgood products for babies and their parents. The catalog is 48 pages and contains approximately 350 products, all of which are natural fiber, non-toxic and environmentally safe. Approximately 30% of The Natural Baby Catalog product line is exclusive or private label products.

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

         In September 1999, the Company introduced a new catalog called "Healthy Feet" offering over 1,200 selections and sizes of shoes, with an emphasis on ages birth to age six. To support this new venture, Kids Stuff, Inc. mailed 402,000 catalogs to its target audiences. Healthy Feet, a "kids shoe catalog" features quality shoes from brands such as Sketchers, Converse, Keds and Bear Feet.

MARKETING

         The Company serves the children's market at an age where the child changes rapidly and many of the products become functionally obsolete within months of the date of purchase. The Company's market for its catalog is primarily from prenatal to age three. The Company maintains proprietary mailing lists of households with an average income in excess of $50,000 per year, a proven history of mail order purchases and a newborn in the house. The number of customers who purchased in 1998 was over 84,000 for Perfectly Safe, and over 21,000 member and non-member buyers for Jeannie's Kids Club. (Non-member buyers are not entitled to purchase Jeannie's Kids Club merchandise at a discount.) The Company also rents mailing lists which meet the Company's criteria from outside sources, which consist of independent list compilers, as well as directly from other children's catalogs. The Company's present cost of renting mailing lists is $.10 per household per use. The Company believes that The Natural Baby Catalog's mailing list rentals are primarily from certain other children's catalogs based upon a proven history of recent mail order purchases.

         In order to select those households most likely to purchase, the Company uses a statistical modeling system. The Company believes that the application of a statistical modeling systems increases the rate of percentage response and profitability of The Natural Baby Catalog, although there can be no assurance that the Company is correct in such belief.

         The Company uses a selling strategy built around two basic selling seasons: fall/winter and spring/summer. Each season requires changes of products appropriate to the time period for the life of the catalog. Catalogs are mailed on a monthly basis in approximately equal quantities, with clearance sales advertised on wrappers of selected catalog mailings. Monthly mailing quantities, however, are subject to significant variations due to changes in timing and availability of rental mailing lists. In 1999, the catalog mailings for Perfectly Safe and Jeannie's Kids Club were 2.8 million and 1.5 million, respectively.

         The Natural Baby Catalog uses a selling strategy based upon three basic selling seasons: spring, summer and fall/winter. While catalogs are mailed monthly, lesser quantities are mailed monthly in the period February-June, with quantities increasing during the fall/winter season. The Natural Baby Catalog mailed approximately 4.2 million catalogs during 1999.

         In September 1999, the Company introduced a new catalog called "Healthy Feet" offering over 1,200 selections and sizes of shoes, with an emphasis on ages birth to age six. To support this new venture, Kids Stuff, Inc. mailed 402,000 catalogs to its target audiences. Healthy Feet, a "kids shoe catalog" features quality shoes from brands such as Sketchers, Converse, Keds and Bear Feet.

         Due to a continuing increase in catalog advertising costs and the relatively short customer life, the Company believes that it can no longer afford to use catalog mailings as the sole method of customer name acquisition. The Company has established a website to advertise and sell its products.

CUSTOMER SERVICE AND TELEMARKETING

         The Company derives the vast majority of its revenue through orders placed over the telephone and emphasizes superior customer service and friendliness in its sales representatives. The Company's method of receipt of payment includes major credit cards and checks. The Company's return policy is unconditional, and provides that if a customer is not satisfied with his or her purchase for any reason, it may be returned within 30 days for a full refund or exchange. If a shipping error has occurred the Company will issue call tags to pick up merchandise shipped in error and will send a corrected shipment.

         The Company employs 45 full-time and 5 part-time warehouse customer service and telemarketing employees at March 1, 2000. During 1999, the Company processed over 444,000 telephone orders, catalog requests and service requirements. The Company also processes orders, catalog requests and service requests for Havana Group, Inc., an affiliate of the Company. In January 1998, the Company contracted with Havana to provide Havana with administrative, executive, and accounting services at an annual cost of approximately $206,100 as outlined below and $2.40 per order processed. Havana was also obligated to pay 5% of its 1998 pre-tax profits to Kids Stuff in connection with these administrative and fulfillment services; however, Havana had no pre-tax profits for 1998. Total costs charged to Havana in 1999 and 1998 amounted to $225,086 and $293,432, respectively. At January 1, 1999, the agreement was modified and extended on a month-to-month basis as Havana began to incur direct costs for its administrative functions. Havana's pay to the Company an accounting, data processing, and administrative charge of $15,000 per year plus $1.75 per order processed for shipment for warehouse services. Havana is also obligated to pay 5% of its 1999 pretax profits to the Company in connection with these services, however Havana had no pre-tax profits for 1999. This agreement is still in effect, but as of this printing, the Company has started providing some of these services themselves.

FULFILLMENT AND DELIVERY

         The Company's fulfillment and delivery objective is to provide excellent customer service within a low cost structure. Its fulfillment operations consist of 30,000 square feet of owned facilities in North Canton, Ohio. Orders shipped are individually recorded and posted through the use of barcode scanners, so that sales records and credit card deposits are electronically posted. The Company's fulfillment center processed approximately 357,000 shipments and 325,000 shipments in 1999 and 1998, respectively.

INVENTORY/PURCHASING

         The Company conducts its purchasing operations at its general offices in North Canton, Ohio. Each catalog contains several hundred products. Each product is reviewed weekly through the use of computerized reports that provide detailed information regarding inventory value, unit sales, and purchasing delivery times. Products are ordered as required for "just in time" arrival into the Company's inventory.

PRODUCT SOURCING

         The Company acquires products for resale in its catalogs from numerous domestic vendors. No single source supplied more than 10% of the Company's products in 1999.

SEASONALITY

         Perfectly Safe's revenues are not significantly impacted by seasonal fluctuations, as compared to many other retail and catalog operations. The Perfectly Safe customer is believed to be generally the end user of the product so purchases are spread throughout the year, rather than being concentrated between October and December, as are traditional gift purchases. The Company's limited experience does not indicate that Jeannie's Kids Club's revenues will be subject to significant seasonal fluctuation. Natural Baby Products, a division of the Company, has a seasonal increase in the fourth quarter. During 1999, 1998 and 1997, The Natural Baby Catalog sales in the fourth quarter were approximately 46%, 28% and 34% of The Natural Baby Catalog total respective 1999, 1998 and 1997 sales.

COMPETITION

         The mail order catalog and retail clothing outlet industries are highly competitive. The Company's business competes with other mail order catalogs and retail stores, including department stores, specialty stores, discount stores, mass merchants and website stores. Many general and specialty catalog competitors, as well as retail and website stores, have substantially greater financial, distribution and marketing resources than the Company. There are numerous website stores, general and specialty catalogs selling infants' and children's items. However, based upon type of goods offered, the Company considers its primary hardgood catalog competition, to be "The Right Start Catalog," "One Step Ahead," "Sensational Beginnings," and "Hand in Hand." "The Right Start Catalog" and "One Step Ahead" have substantially larger revenues than the Company, even as adjusted to reflect consolidation of the revenues of The Natural Baby Catalog.

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

         Certain catalogs, such as "Hanna Anderson" and "Biobottoms," compete with The Natural Baby Catalog in selected product areas, but do not compete across the entire product line. Other mail order catalogs for children's softgoods products which the Company believes are competitors of The Natural Baby Catalog to a lesser extent are "Playclothes," "After the Stork," "Talbot's Kids," "Spiegel Children's Clothing," "Brights Creek," "Gymboree," "Eddie Bauer Children's Fashions," and "Spiegel Kids." The Company believes that many of these catalogs have substantially higher revenues than The Natural Baby Catalog.

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

         Due to increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. The
growth  and  development  of  the  electronic   commerce  market  may  calk  for
initiatives for more stringent consumer protection laws that may impose additional burdens on companies conducting on-line business. Additionally, taxation of Internet use or electronic commerce transactions may be imposed. Any regulation imposing fees for Internet use or electronic commerce transactions could result in a decline in the use of the Internet and the viability of Internet commerce, which could have a material adverse effect on the Company's business.

         Under current law, catalog retailers are permitted to make sales in states where they do not have a physical presence without collecting sales tax. The Company believes that it collects sales taxes in states where it is required to do so. However, since 1987, legislation has been introduced periodically in the U.S. Congress which would permit states to require sales tax collection by mail order companies. To date, this proposed legislation has not been passed. Should Congress, however, pass such legislation in the future, most states could be expected to require sales tax collection by out-of-state mail order companies. This would increase the cost of purchasing the Company's products in those states and eliminate whatever competitive advantage that the Company may currently enjoy with respect to in-state competitors in terms of sales taxation, as well as increasing the administrative and overhead costs to the Company in connection with the collection of such sales tax. There can be no assurances given that these state sales tax laws will not be changed in the future to the detriment of the Company. The Company has no claims or regulatory matters in process or pending as of March 1, 2000.

PRODUCT LIABILITY INSURANCE

         Since 1990, the Company's parent, Duncan Hill, has carried product liability insurance for the Company and Havana. The current coverage is $1 million per occurrence with an aggregate limit of $2 million. The policy is supplemented by an umbrella liability policy providing coverage of an additional $1 million per occurrence, $2 million aggregate. The policies are carried by Duncan Hill, with the Company and Havana as named insureds. The policies are issued for a period of one year and are currently in effect through September 17, 2000. The Company may, in the future, procure the same coverage in its name, alone. Although the Company believes that its present insurance coverage is sufficient for its current level of business operations, there is no assurance that such insurance will be sufficient to cover potential claims, or that adequate, affordable insurance coverage will be available to the Company in the future. An uninsured successful claim against the Company or a successful claim in excess of the liability limits or relating to an injury excluded under the policy could have a material adverse effect on the Company.

EMPLOYEES

         As of January 1, 2000, the Company had 77 full time employees and 10 part time employees. Of this total, 13 employees or 15% of total full-time employees, hold positions of managers; 56 employees or 64% of the total, hold hourly paid positions. The largest single segment of the Company's employment is in direct labor involving order entry, customer service, and distribution, where 47 employees or 54% of total Company employment is involved. The work force is non-union, and the Company does not anticipate a union presence in the foreseeable future.

Item 2.  Description of Property.

         The Company's principal offices, telemarketing center and warehouse are located in North Canton, Ohio. The Company purchased this facility in July 1999 at a purchase price of $2,200,000. The facility consists of approximately 39,000 square feet of space.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         Not applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

         In June 1997, the Company sold Units to the public consisting of two shares of Common Stock and eight Class A Warrants. The Company's Common Stock and Class A Common Stock Purchase Warrants ("Class A Warrants") have been quoted since June 1997 on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbols "KDST" and "KDSTW, respectively." Each Class A Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $5.00 per share until the close of business on June 26, 2002. As of February 29, 2000 at 4:00 P.M. Eastern Standard Time, the last sale price of the Common Stock and Class A Warrants in the over-the-counter market were $3.18 and $.33, respectively. The following table reflects the high and low sales prices for the Company's Common Stock and Class A Warrants for the periods indicated as reported by the NASD.

                                                Common Stock

                                                                        High                             Low
         Fiscal Year Ended December 31, 1998:
         -----------------------------------
              First Quarter                                            $6.50........................... $3.63
              Second Quarter                                           $5.14............................$2.38
              Third Quarter                                            $4.50............................$2.13
              Fourth Quarter                                           $3.25............................$1.88

         Fiscal Year Ended December 31, 1999:
         -----------------------------------
              First Quarter                                            $4.00........................... $2.63
              Second Quarter                                           $3.50............................$1.75
              Third Quarter                                            $2.25............................$1.00
              Fourth Quarter                                           $2.25............................$0.44

                                                  Class A Warrants

         Fiscal Year Ended December 31, 1998:
         -----------------------------------
              First Quarter                                            $2.25............................$0.25
              Second Quarter                                           $1.75............................$0.50
              Third Quarter                                            $0.81............................$0.09
              Fourth Quarter                                           $0.75........................... $0.13


         Fiscal Year Ended December 31, 1999:
         -----------------------------------
              First Quarter                                            $0.94............................$0.22
              Second Quarter                                           $0.75............................$0.19
              Third Quarter                                            $0.38............................$0.13
              Fourth Quarter                                           $0.28............................$0.06


          The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions.

         In March 1999, the Company completed a public offering of securities through Fairchild Financial Group, Inc. In the offering, the Company sold 460,000 Units at the public offering price of $5.50 per Unit (the "Preferred Units"). Each Preferred Unit consisted of one share of Series 1 Preferred Stock and two Series 1 Preferred Stock Purchase Warrants. Commencing September 3, 2000, each share of Series 1 Preferred Stock is convertible into two shares of Common Stock. Commencing September 3, 2000, each Preferred Warrant entitles the holder to purchase one share of Series 1 Preferred Stock at an exercise price of $6.00 per share until the close of business on March 3, 2002. The Preferred Units, Series 1 Preferred Stock and Series 1 Preferred Stock Warrants commenced trading on the OTC Electronic Bulletin Board on March 4, 1999 under the symbols, "KDSPU," "KDSPP" and "KDSPW," respectively. As of the close of business on February 29, 2000, the closing sales prices of the Series 1 Preferred Stock and Preferred Warrants were $3.75 and $.84, respectively.

                                                   Preferred Units

         Fiscal Year Ended December 31, 1999:                        HIGH                              LOW
         -----------------------------------

              March 1999                                            $9.25..............................$7.00
              Second Quarter                                         8.88.............................  7.75


                                                   Preferred Stock

         Fiscal Year Ended December 31, 1999:                        HIGH                               LOW
         ------------------------------------
                                                 LOW

              March 1999                                            $7.00..............................$6.00
              Second Quarter                                         7.38.............................. 6.75
              Third Quarter                                          7.13...............................4.81
              Fourth Quarter                                         6.25...............................1.00



                                                 Preferred Warrants

         Fiscal Year Ended December 31, 1999:                        HIGH                               LOW
         ------------------------------------

                                                       ---
              March 1999                                            $1.13..............................$1.00
              Second Quarter                                         1. 25...........................    .88
              Third Quarter                                          1.50............................    .47
              Fourth Quarter                                         1.44............................    .06

          The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions.

          The Company had 17 and 1 record holders of its Common Stock and Series 1 Preferred Stock, respectively, as of February 29, 2000 as reported by its transfer agent (American Stock Transfer & Trust Company). The foregoing does not include beneficial holders of the Company's Common Stock which are held in "street name" (i.e. nominee accounts such as Depository Trust Company).

          No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future. The Company expects to meet its dividend obligations of $.495 per share to its Series One Preferred Shareholders.

Item 6.   Managements' Discussion and Analysis or Plan of Operation.
          ----------------------------------------------------------

RESULTS OF OPERATIONS

1999 versus 1998

     Total net sales for 1999 increased  $2,557,087,  or 18.0%,  to $16,729,951, compared with $14,172,864 for 1998. Net sales include sales from merchandise, Jeannie's Kids Club memberships, shipping and handling charges, and mailing list rentals.

     The increase in sales is mainly attributable to The Natural Baby Catalog, which recorded 1999 sales of $6,833,300 compared with $6,188,586 in 1998. The Natural baby Catalog accounted for 40% of the Company's overall sales increase.

     The net sales of the Perfectly Safe Catalog increased to $6,100,254 in 1999 compared with $4,932,732 in 1998. This increase is attributable to improved catalog sales which permitted a 4.4% decrease in catalog circulation from 2,804,194 catalogs mailed in 1999 compared with 2,933,037 catalogs mailed during 1998 while increasing the sales per catalog ratio. The increases in sales of The Natural Baby Catalog and Perfectly Safe Catalog were partially offset by a decrease in net sales of Jeannie's Kids Club Catalog, which decreased to $2,833,292 in 1999 compared with $3,051,546 for 1998. Cost of sales, as a percentage of net sales, decreased from 61.5% for 1998 to 60.1% for 1999.

     Selling expenses, which consist of advertising and other marketing related expenses expressed as a percentage of sales, increased from 28.0% for 1998 to 29.9% for 1999. The increase was due to higher catalog cost as a component of advertising expense.

     General and administrative expenses were $1,603,808, or 9.6% of net sales, for 1999, and $1,486,889, or 10.5% of net sales, for 1998. The decrease in administrative expense was attributable to decreased wages and related costs of employment due to company cost control measures.

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

     Total costs charged to Havana in 1999 and 1998 amounted to $225,086 and $293,432, respectively. At January 1, 1999, the agreement was modified and extended on a month-to-month basis as Havana began to incur direct costs for its administrative functions. Havana's pay to the Company an accounting, data processing, and administrative charge of $15,000 per year plus $1.75 per order processed for shipment for warehouse services. Havana is also obligated to pay 5% of its 1999 pretax profits to the Company in connection with these services, however Havana had no pre-tax profits for 1999. This agreement is still in effect, but as of this printing, the Company has started providing some of these services themselves.

     Net profit for the year ended December 31, 1999 was $48,059 or 0.3% of net sales, compared to a net loss of $35,788, or 0.3% of net sales for the same period of 1998. The Company attributes this change primarily to decreased general and administrative expenses, with slightly lower than expected cost of sales.

Liquidity and Capital Resources

     In March 1999, the Company completed a public offering of securities through Fairchild Financial Group, Inc. In the offering, the Company sold 460,000 Units at the public offering price of $5.50 per Unit. Each Preferred Unit consisted of one share of Series 1 Preferred Stock and two Series 1 Preferred Stock Purchase Warrants. The Company realized net proceeds of approximately $1,960,000 from this Offering.

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

     At December 31, 1999, the Company had a deficit in retained earnings of $1,390,312, compared with a deficit of $1,438,371 at December 31, 1998. This change resulted from the 1999 net profit of $48,059. For the year ended December 31, 1999, operating activities provided $10,346 in cash. Funds were provided by decreases in accounts payable, customer advance, and accrued expenses of $245, increases in accounts receivable of $6,030, and non-cash expenses of depreciation and amortization of $337,180. Funds were consumed by primarily inventory increases of $119,090, and increases in deferred advertising of $325,398. For the year ended December 31, 1999, the Company's investing activities used $2,823,856 in cash. Property and equipment additions used $2,570,643 for increases in equipment and the purchase of corporate office warehouse complex. Additionally, the Company invested $253,213 in catalog development and redesign to alter the format, appearance, design, and presentation of its products.

     For the year ended December 31, 1999, the Company's financing activities provided $3,647,515 in cash. This consisted of repayments on its line of credit in the amount of $262,000, increases in notes payable of $2,740,000, the sale of common stock fees of $102,624, and increases in amounts from affiliates of $93,898.

     For the year ended December 31, 1999, the combined effect of net cash provided by operating activities of $10,346, net cash used by investing activities of $2,823,856, and net cash provided by financing activities of $3,647,515 increased cash from $25,426 at December 31, 1998 to $859,431 at
December 31, 1999.

     At December 31, 1998, the Company had a deficit in retained earnings of $1,438,371, compared with a deficit of $1,402,583 at December 31, 1997. This change resulted from the 1998 net loss of $35,788. For the year ended December 31, 1998, operating activities provided $120,094 in cash. Funds were provided by increases in accounts payable, customer advances and accrued expenses of $724,861, decreases in accounts receivable of $83,469, and non-cash expenses of depreciation and amortization of $181,932. Funds were consumed by inventory increases of $536,903, increases in deferred advertising of $155,435, and increases in prepaid expenses and other assets totaling $142,042. For the year ended December 31, 1998, the Company's investing activities used $351,027 in cash. Property and equipment additions used $130,035 for increases in equipment and the establishment of the "Kids Catalog outlet" retail store. Additionally, the Company invested $220,992 in catalog development and redesign to alter the format, appearance, design, and presentation of its products.

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

      The Company intends to meet its cash requirements over the next 12-15 months from cash generated from operations and proceeds of its March 1999 completed offering.

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


                          Independent Auditors' Report

To the Stockholders and Board of Directors
Kids Stuff, Inc.
Canton, Ohio

         We have audited the accompanying balance sheet of Kids Stuff, Inc. (a subsidiary of Duncan Hill, Inc.) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kids Stuff, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

Canton, Ohio
March 24, 2000

                                KIDS STUFF, INC.
                                  BALANCE SHEET

                               December 31, 1999

         ASSETS

         CURRENT ASSETS
         Cash                                                                            $           859,431
         Accounts receivable                                                                         257,574
         Due from affiliates                                                                         234,390
         Inventories                                                                               2,045,005
         Deferred catalog expense                                                                    740,425
         Prepaid expenses                                                                            170,871
                                                                                                   ---------
             Total current assets                                                                  4,307,696


         PROPERTY AND EQUIPMENT
         Land                                                                                        214,000
         Building and improvements                                                                 2,026,172
         Leasehold improvements                                                                       34,074
         Machinery and equipment                                                                      86,901
         Data processing equipment                                                                   401,182
         Website development                                                                         132,891
         Furniture and fixtures                                                                      126,211
                                                                                                   ---------
                                                                                                   3,021,431

         Less accumulated depreciation and amortization                                              206,652
                                                                                                   ---------
                                                                                                   2,814,779

         OTHER ASSETS, net of accumulated amortization

         Goodwill                                                                                  1,015,805
         Catalog development and other                                                               368,995
         Customer lists                                                                              330,655
         Deferred financing fees                                                                      82,055

                                                                                                   1,797,510
                                                                                                   ---------
                                                                                         $         8,919,985
                                                                                                   =========

   The accompanying notes are an integral part of these financial statements

                                KIDS STUFF, INC.
                                  BALANCE SHEET

                                December 31, 1999

         LIABILITIES AND STOCKHOLDERS' EQUITY

         CURRENT LIABILITIES
         Line of credit                                                                  $           500,000
         Current portion of long-term debt                                                           157,000
         Accounts payable                                                                          2,352,318
         Customer advances                                                                            15,302
         Accrued expenses                                                                            111,393
                                                                                                   ---------
             Total current liabilities                                                             3,136,013

         LONG TERM DEBT, net of current portion                                                    1,998,122

         COMMITMENTS AND CONTINGENCIES                                                                     -

         STOCKHOLDERS' EQUITY
         Preferred stock, $.001 per share, 10,000,000 shares
         authorized:
         Series A, 5,000,000 shares issued and outstanding,
         voting, without dividend                                                                      5,000
         Series 1, 460,000  shares  issued and  outstanding,  voting,  aggregate liquidation of $2.53 million plus
         cumulative unpaid dividends of $227,700                                                         460
         Common stock - $.001 par value, 25,000,000 shares
            authorized, 3,512,856 shares issued
             and outstanding                                                                           3,513
         Additional paid-in capital                                                                5,167,189
         Retained earnings (deficit)                                                              (1,390,312)
                                                                                                   ---------
             Total stockholders' equity                                                            3,785,850
                                                                                                   ---------
                                                                                         $         8,919,985
                                                                                                   =========

   The accompanying notes are an integral part of these financial statements

                         KIDS STUFF, INC.
                     STATEMENTS OF OPERATIONS

              Years Ended December 31, 1999 and 1998

                                                                                  1999                 1998
                                                                                  ----                 ----

         SALES                                                            $        16,729,951  $        14,172,864

         COST OF SALES                                                             10,051,665            8,712,876
                                                                                   ----------           ----------
         GROSS PROFIT                                                               6,678,286            5,459,988

         SELLING EXPENSES                                                           4,968,552            3,966,452

         GENERAL AND ADMINISTRATIVE EXPENSES                                        1,603,808            1,486,889
                                                                                   ----------           ----------
         INCOME FROM OPERATIONS                                                       105,926                6,647

         NET OTHER (EXPENSE) INCOME
         Interest expense                                                            (132,649)             (60,630)

         Other                                                                         74,782               18,195
                                                                                   ----------           ----------
                                                                                      (57,867)             (42,435)
                                                                                   ----------           ----------
         NET INCOME (LOSS)                                                $            48,059  $           (35,788)
                                                                                   ==========           ==========
         BASIC AND DILUTED INCOME (LOSS)
             PER SHARE AFTER CONSIDERING
             PREFERRED STOCK CUMULATIVE
             DIVIDENDS                                                    $             (0.05) $             (0.01)
                                                                                   ==========           ==========


   The accompanying notes are an integral part of these financial statements

                                KIDS STUFF, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended December 31, 1999 and 1998

                                     Common     Preferred     Paid-In       Retained
                                     Stock        Stock       Capital       Earnings        Total

BALANCE - JANUARY 1, 1998         $    3,513 $    5,000 $   3,216,734 $   (1,402,583)$   1,822,664

NET LOSS                                   -          -             -        (35,788)      (35,788)
                                    ---------  ---------  -----------   -------------  ------------
BALANCE - DECEMBER 31, 1998            3,513      5,000     3,216,734     (1,438,371)    1,786,876

NET PROCEEDS FROM THE

ISSUANCE OF 460,000

PREFERRED SHARES IN

PUBLIC OFFERING                            -        460     1,950,455              -     1,950,915

NET INCOME                                 -          -             -         48,059        48,059
                                    ---------  ---------  -----------   -------------  ------------
BALANCE - DECEMBER 31, 1999         $  3,513  $   5,460  $  5,167,189  $  (1,390,312) $  3,785,850
                                    =========  =========  ===========   =============  ============


   The accompanying notes are an integral part of these financial statements

                               KIDS STUFF, INC.

                           STATEMENTS OF CASH FLOWS

                    Years Ended December 31, 1999 and 1998

                                                                    1999           1998
                                                                    ----           ----

      CASH FLOWS FROM OPERATING ACTIVITIES

    Net income (loss) ......................................   $    48,059    $   (35,788)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation and amortization ....................       337,180        181,932
           Loss on disposal of assets ......................         5,893           --
           (Increase) decrease in accounts receivable ......        (6,030)        83,469
           (Increase) in inventories .......................      (119,090)      (536,903)
           (Increase) in deferred catalog expense ..........      (325,398)      (155,435)
           (Increase) in prepaid expenses ..................        (4,374)       (67,691)
           Decrease (increase) in other assets .............        74,351        (74,351)
           (Decrease) increase in accounts payable, customer
              advances and accrued expenses ................          (245)       724,861
                                                                -----------     ----------
Net cash provided by operating activities ..................        10,346        120,094

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in property and equipment and other assets ..    (2,570,643)      (130,035)
    Amount paid for catalog development ....................      (253,213)      (220,992)
                                                                -----------     ----------
Net cash (used) by investing activities ....................    (2,823,856)      (351,027)

CASH FLOWS FROM FINANCING ACTIVITIES
     (Payments) borrowings on line of credit - net .........      (262,000)        91,000
    Borrowing on long-term debt ............................     2,740,000           --
    Payments on long-term debt .............................      (584,878)          --
    Amounts paid for deferred financing fees ...............      (102,624)
    Sale of preferred stock ................................     1,950,915           --
    (Increase) in prepaid amounts for public offering ......          --          (77,008)
    (Increase) decrease in due from affiliates .............       (93,898)       140,473
                                                                -----------     ----------
Net cash provided by financing activities ..................   $ 3,647,515    $   154,465
                                                                -----------     ----------

   The accompanying notes are an integral part of these financial statements

                               KIDS STUFF, INC.

                    Years Ended December 31, 1999 and 1998

                                                                                               1999                  1998
                                                                                               ----                  ----

      NET INCREASE (DECREASE) IN CASH                                           $            834,005   $           (76,468)

      CASH - BEGINNING                                                                        25,426               101,894
                                                                                             -------               --------
      CASH - ENDING                                                             $            859,431   $            25,426
                                                                                             =======               ========
      SUPPLEMENTAL DISCLOSURE OF CASH FLOW

          INFORMATION

             Cash paid during the year for interest                            $             122,163 $              60,630
                                                                                             =======               ========
      SUPPLEMENTAL DISCLOSURE OF NON-CASH

          FINANCING ACTIVITY

      The Havana Group, a subsidiary of Duncan Hill,
      Inc., issued 110,000 shares of its Series B
      Preferred Stock to Duncan Hill.  In return, Duncan
      Hill assumed a $300,000 liability due to Kids Stuff,
      Inc.  This $300,000 liability to Kids Stuff, Inc. was
      used to satisfy the $300,000 debt owed from Kids
      Stuff, Inc. to Duncan Hill.                                              $                   -  $            300,000

   The accompanying notes are an integral part of these financial statements

                                KIDS STUFF, INC.

                          NOTES TO FINANCIAL STATEMENTS

Business Description and Summary of Significant Accounting Policies

          A. Business Description - Kids Stuff, Inc. ("Kids Stuff" or the "Company") is in the mail order business and sells to customers throughout the United States. Duncan Hill, Inc. owns 80% of the Company's outstanding voting capital stock as of December 31, 1999. Perfectly Safe, a division of the Company, primarily sells children's safety products for use up to age
     3. Jeannie's Kids Club, a division of the Company, sells hard good products for children primarily up to the age of 3. Natural Baby, a division of the Company, sells clothing and toys for children primarily up to the age of 3. Little Feet, a division of the Company, sells shares primarily for children up to the age of 3. Products are purchased from a variety of vendors.

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

          C. Fair Value of Financial Instruments - The fair value of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturities of those financial instruments. In accordance with Statement of Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of
     Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

          D. Trade Receivables - It is the Company's policy to record accounts receivable net of an allowance for doubtful accounts. Management has determined that no allowance is necessary as of December 31, 1999. Bad debt expense was $58,300 and $49,199 for the years ended December 31, 1999 and 1998, respectively.

          E. Inventories consist of finished goods held for resale and are stated at the lower of cost or market with cost being determined by the first-in, first-out (FIFO) method.

          F. Deferred catalog expenses are costs of catalogs mailed to customers which are deferred and amortized over periods ranging from four weeks to six months, the estimated length of time customers utilize catalogs and other mail order mailings from the Company. Catalog expense was $4,163,448 and $3,317,565 for the years ended December 31, 1999 and 1998, respectively.

                                KIDS STUFF, INC.

Business Description and Summary of Significant Accounting Policies (continued)

          During 1999, the Company changed its amortization estimates relating to deferred catalog expenses in order to better reflect expenses relating to catalog sales.

          G. December 31, 1998 prepaid expenses include $77,008 relative to the preferred stock public offering which occurred in 1999 (see Note 11).

          H. Property and equipment are carried at cost and depreciated using the straight-line method over their estimated useful lives ranging from five to forty years. Depreciation expense amounted to $88,391 and $46,457 for the years ended December 31, 1999 and 1998, respectively.

          Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

          I. Intangible Assets - During 1997, the Company purchased the net assets and operations of The Natural Baby Company. Management has determined the fair value of the customer list acquired in that acquisition to be $505,000. The excess purchase price over the value allocated to the specifically identifiable assets acquired amounted to $1,148,692 and was recorded as goodwill. The customer list is being amortized using the straight-line method over seven years. Goodwill is being amortized using the straight-line method over twenty years. Accumulated amortization was $174,345 and $135,287, respectively, for the customer list and goodwill as of December 31, 1999.

          During 1999 and 1998, the Company redesigned the Natural Baby Company, the Perfectly Safe and the Kids Club catalogs. Costs of redesigning these catalogs totaling $417,696 were capitalized and are being amortized over 48 months using the straight-line method. Accumulated amortization was $102,566 as of December 31, 1999.

          During 1999, the Company designed the Little Feet catalog. Cost of designing this catalog totaling $39,283 were capitalized and will be amortized over 48 months using the straight-line method commencing in the first quarter of 2000.

          J. The Company developed and maintains a mailing list of customers who have purchased merchandise in the recent past. The cost of developing, maintaining, and updating this list is expensed in the period incurred.

                                KIDS STUFF, INC.

Business Description and Summary of Significant Accounting Policies (continued)

          K. Per Share Amounts - Net income per share is calculated using the weighted average number of shares outstanding during the year for basic earnings per share. Diluted earnings per share are calculated to include the dilutive effect of stock options and warrants. The weighted average number of shares outstanding in computing basic and diluted earnings per share for 1999 and 1998 were 3,512,856. There were no dilutive effects of any other outstanding securities in 1999 or 1998. Cumulative dividends incurred on the Series 1 preferred stock of $227,700 were deducted from 1999 net income in the calculation of earnings per share.

          L. New Authoritative Pronouncements

          In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. The Company adopted this new standard during 1999. The effect of adopting SFAS 133 was not material.

          In March 1998, Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use, was issued. The SOP provides guidance on accounting for costs of computer software based on the project stage and other criteria. The Company adopted this new statement in 1999. The effect of adopting SOP 98-1 was not material.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accepted accounting principles to revenue recognition issues in financial statements. This statement is effective for all fiscal quarters beginning in the second quarter of 2000. The Company is evaluating the effect the adoption may have on the Company's results of operations and financial position.

                                KIDS STUFF, INC.

 Note 1. Agreement with Affiliated Company

                  Duncan Hill, Inc. owns 89% of the outstanding voting capital stock of the Havana Group, Inc. (Havana). In January 1998, the Company contracted with Havana to provide administrative, executive, and accounting services at an annual cost of approximately $206,100 as outlined below and $2.40 per order processed. Havana is also obligated to pay 5% of its 1999 and 1998 pre-tax profits to Kids Stuff in connection with these administrative and fulfillment services. However, Havana had no pre-tax profits for 1999 or 1998. At January 1, 1999, the agreement was modified and extended on a month-to-month basis as Havana began to incur direct costs for its administrative functions. Havana currently pays to the Company accounting, data processing, and administrative charges of $15,000 per year plus shipment and warehouse services on a per order basis. Total costs charged to Havana in 1999 and 1998 amounted to $225,086 and $293,432, respectively. Management believes that this is substantially the same cost that it would incur should it procure these services itself.

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

                                KIDS STUFF, INC.

   Note 2.        Stockholders' Equity (continued)

                  In July 1997, the Company completed an initial public offering (see Note 7) in which 600,000 common shares were issued.

                  In  July  1997,   the  Company   issued  70,000   unregistered
                  restricted shares which represented $245,000 of the $2,066,829 purchase cost of The Natural Baby Company.

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

                  In March 1999,  the Company  completed a public  offering (see
                  Note 11) in which 460,000 shares of Series 1 Preferred Stock were issued. The holders of the Series 1 Preferred Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

                                KIDS STUFF, INC.

   Note 2.        Stockholders' Equity (continued)

                  The Series 1 Preferred Stock is redeemable at the option of the Company at a price of $7.20 per share commencing September 3, 2000. Each share is convertible into two shares of common stock at the option of the holder, commencing September 3, 2000. Each share receives a cumulative annual dividend of $0.495, or 9.0% of the liquidation preference per share, payable in cash or common stock at the option of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series 1 Preferred Stock has a liquidation preference of $5.50 per share. Dividends in arrears on the Series 1 Preferred Stock amount to $.45 per share or $227,700 in aggregate at December 31, 1999.

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

   Note 3.        Line of Credit

                  Kids Stuff, Inc. has a $500,000 line of credit from Bank One which is payable on demand, bearing interest payable monthly at the bank's prime lending rate plus 1%, for an effective rate of 9.25% at December 31, 1999. The line of credit had a balance of $500,000 at December 31, 1999. The line is secured by assets of the Company and expires July 2001. The repayment of the facility is guaranteed by Mr. William L. Miller, the Company's Chief Executive Officer, and Mrs. Jeanne E. Miller, the Company's President. Due to the current nature of the liability, the carrying amount of the line approximates fair value. The line of credit is guaranteed by Havana and Duncan Hill, Inc.

                  At December 31, 1998, the Company had an $800,000 line of credit from United Bank, payable on demand, bearing interest at the bank's prime rate plus 1% for an effective rate of 8.75%. The line of credit had a balance of $762,000 as of December 31, 1998. The United Bank line of credit was paid off during 1999.

                                KIDS STUFF, INC.

   Note 4.        Long-Term Debt

                  Long-term debt consists of the following at December 31:

                                                                                       1999              1998
                                                                                       ----              ----
                   Bank One -  $300,000  term  loan,  secured  by the  Company's
                   accounts  receivable,   inventory,  and  equipment,  and  the
                   personal  residence  of the  President  and CEO,  payable  in monthly install- ments of $6,213,  including interest of 8.7%
                   on the first $250,000 and 5.78% on the remaining
                   balance, maturing July 2004.                                   $    279,383 $         -

                   Bank One - $1,690,000 commercial real estate loan, secured by a first lien on the  Company's  land and real estate,  and an assignment  of key man  life  insurance  on the  lives of the
                   Company's  President  and CEO,  principal  payable in monthly installments of $7,131,  plus interest at a variable interest rate based on the 30 day LIBOR plus 2.75%  (9.2% at  December
                   31, 1999), balloon
                   payment due July 2009.                                            1,125,739           -

                   Stark Development Board Finance  Corporation - $750,000 note, secured  by a  second  lien of the  Company's  land  and real estate,  guaranteed by Duncan Hill, Havana, and the Company's
                   President and CEO, bearing interest at 7.3%,
                   maturing December 2019.                                             750,000           -
                                                                                    ----------   ---------
                                                                                     2,155,122           -
                   Less current portion                                                157,000           -
                                                                                    ----------   ---------
                                                                                   $ 1,998,122 $         -
                                                                                     =========   =========

                  Scheduled principal repayments on long-term debt for each of the next five years are:

                                    Year                                              Amount

                                    2000                                          $    157,000
                                    2001                                               160,900
                                    2002                                               167,500
                                    2003                                               174,700
                                    2004                                               149,200
                                    Thereafter                                       1,345,822


                                KIDS STUFF, INC.

   Note 4.        Long-Term Debt (continued)

                  The Company incurred interest expense of $132,700 and $60,630 for the years ended December 31, 1999 and 1998, respectively.

                  The Stark County Development Board Finance Corporation loan contains various covenants including that the Company will not declare or pay any dividend on any capital stock of the Company without the prior written consent of the lender.

                  The Bank One loan agreements contain covenants regarding certain financial statement amounts, ratios and activities of the Company. At December 31, 1999, the Company was in compliance with all such covenants.

   Note 5.        Lease Commitments

                  Duncan Hill, Inc., the parent company of Kids Stuff, has entered into several operating leases for retail space and equipment. Kids Stuff currently makes the required lease payments and allocates a portion of the cost to the Havana Group under the terms of the agreement discussed in Note 1. Duncan Hill is dependent on Kids Stuff to meet monthly lease obligations. Future minimum lease payments required by Duncan Hill, Inc. under noncancellable operating leases for the years ending December 31 are as follows:

                                    2000                               $  81,307
                                    2001                                  52,866
                                    2002                                  17,604

   Note 6.        Income Tax

                  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. The Company files its Federal income tax return as part of a consolidated group.

                  Deferred income taxes reflect the effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) consisted of the following at December 31, 1999 and 1998:

                                KIDS STUFF, INC.

   Note 6.        Income Tax (continued)

                                                                                          1999            1998

                        Deferred tax assets:
                            Net operating loss carryforward                           $ 330,974        $ 172,832
                            Inventory obsolescence                                      -                 11,900
                                                                                       --------         --------
                        Total deferred tax assets                                       330,974          184,732
                        Valuation allowance                                             (25,606)         (22,552)
                                                                                       --------         --------
                        Net deferred tax asset                                          305,368          162,180

                        Deferred tax liabilities:
                            Deferred catalog expense                                   (251,745)        (141,109)
                            Amortization                                                (19,015)          (8,200)
                            Depreciation                                                (34,608)         (12,871)
                                                                                       --------         --------
                        Total deferred tax liabilities                                 (305,368)        (162,180)
                                                                                        -------          -------
                        Net deferred income taxes                                     $     -          $      -
                                                                                      =========          =======

                  The Company's ability to recognize deferred tax assets is dependent on generating future regular taxable income. In accordance with the provisions of SFAS 109, management has provided a valuation allowance.

                  The Company's tax loss in 1999 was $344,158. The Company has net operating loss carryforwards of approximately $973,000 as of December 31, 1999 for tax purposes. The loss carryforwards expire in varying amounts through the year 2019.

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

                                KIDS STUFF, INC.

   Note 8.        Employment Agreement

                  The Company has entered into separate five-year employment agreements with Mr. William L. Miller and Mrs. Jeanne E. Miller, effective January 1, 1997, pursuant to which Mr. Miller is to serve as Chairman of the Board and Chief Executive Officer of the Company and Mrs. Miller is to serve as its President. The employment agreements provide for an annual base salary of $125,000 for Mr. Miller and $105,000 for Mrs. Miller, subject to annual review for increase by the Company. The employment agreements also provide for the eligibility of these executives to receive annual cash bonuses under the Company's Incentive Compensation Plan.

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

                  During 1999, the Company cancelled the 200,000 options granted to Mrs. Miller as described in the two preceding paragraphs. The Company concurrently issued 200,000 options to Mrs. Miller exercisable at $1.33 per share. The fair value of the options granted to Mrs. Miller was $228,000, as calculated using the Black-Scholes option pricing model assuming no dividends, 123% volatility, an expected life of five years, and a risk-free interest rate of 6.0%

                  Additionally,  the  Company  granted  options  to  two  of its
                  directors  under  a  non-qualified   Stock  Option   Agreement
                  discussed in Note 10.

                  The Company accounts for employee stock options under APB 25 and, accordingly, no compensation cost has been recognized. If the Company had elected to recognize compensation cost consistent with the method prescribed by SFAS 123, the Company's net income would have been reduced by approximately $338,100 or $.09 per share in 1999 and $319,000 or $.09 per share in 1998.

                  The Company computed the fair value of options granted during 1999 using the Black-Scholes option pricing model assuming no dividends, 123% volatility, an expected life of 50% of the ten-year option terms, and a risk-free interest rate of 6.0%. The fair value of options granted during 1999 was $302,100, including the options issued to Mrs. Miller in replacement of cancelled options.

                  The Company computed the fair values of options granted during 1998 using the Black-Scholes option pricing model assuming no dividends, 119% volatility, an expected life of 50% of the ten-year option terms, and a risk-free interest rate of 5.0%. The fair value of options granted during 1998 was $334,000. No options have been exercised as of December 31, 1999.

                                KIDS STUFF, INC.

   Note 9.        Incentive Plans

         A.       Incentive Compensation Plan

                  The Company maintains an Incentive Compensation Plan (the "Plan"). The Plan is designed to motivate employee participants to achieve the Company's annual strategic goals. Eligibility for participation in the Plan is limited to the Chief Executive Officer and the Executive Vice President of the Company, and such other employees of the Company as may be designated by the Board of Directors from time to time. For each fiscal year of the Company, the Board will establish a bonus pool not to exceed 10% of the Company's operating income.

                                KIDS STUFF, INC.

   Note 9.        Incentive Plans (continued)

                  The amount of such pool with respect to any year shall be determined subsequent to the end of that year upon the determination of the Company's operating income for that year. Each participant in the Plan is eligible to receive from the bonus pool an annual award of up to 50% of the participant's base salary. There were no awards in 1998 or 1999.

         B.       Stock Incentive Plan

                  The Company maintains a Stock Incentive Plan (Incentive Plan). Under the Incentive Plan, the Compensation Committee of the Board of Directors may grant stock incentives to key employees and the directors of the Company pursuant to which a total of 400,000 shares of Common Stock may be issued; provided, however, that the maximum amount of Common Stock with respect to which stock incentives may be granted to any person during any calendar year shall be 20,000 shares, except for a grant made to a recipient upon the recipients initial hiring by the Company, in which case the number shall be a maximum of 40,000 shares. These numbers are subject to adjustment in the event of a stock split and similar events. Stock incentive grants may be in the form of options, stock appreciation rights, stock awards or a combination thereof. No stock incentives were granted under the Incentive Plan in 1998 or 1999.

   Note 10.       Non-Qualified Stock Option Agreement

                  During 1998, the Company entered into a non-qualified stock option agreement with Clark D. Swisher and Alfred M. Schmidt, Jr., directors of the Company. Each of Mr. Swisher and Mr. Schmidt were granted the option to purchase 30,000 shares of the Company's common stock, which vest 25% on August 1, 1998 and 25% on each January 1, 1999, January 1, 2000, and January 1, 2001. The vested options will be immediately exercisable and will expire 10 years from the date of the agreement. The exercise price of the options is $2.50 per share of common stock. The pro forma disclosure in Note 8 includes the effect of the 15,000 options vesting in 1999 and 1998.

                                KIDS STUFF, INC.

   Note 11.       Public Offering

                  In March 1999, the Company completed a public offering of securities through Fairchild Financial Group, Inc. in which 460,000 units were sold for $1,950,915, net of issuance costs of $579,085. Each unit consisted of one share of Series 1 Preferred Stock and two Series 1 Preferred Stock Purchase Warrants, and sold for $5.50 per unit. The preferred stock and warrants are separately transferable. Commencing September 3, 2000, each share of Series 1 Preferred Stock is convertible into two shares of Common Stock. Commencing September 3, 2000, each Preferred Warrant entitles the holder to purchase one share of Series 1 Preferred Stock at an exercise price of $6.00 per share until the close of business on March 3, 2002.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)      Identification of Directors

         The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:

                                                                   First
                                               Term of             Became                 Principal
Name                                Age        Office              Director               Occupation

William L. Miller                    63          (1)               1981                 Chairman of the
                                                                                        Board, Chief
                                                                                        Executive Officer
                                                                                        and Principal
                                                                                        Financial Officer of
                                                                                        the Company

Jeanne E. Miller (2)                 52          (1)               1982                 President of the
                                                                                        Company

Clark D. Swisher                     48          (1)               1971                 Senior Vice
                                                                                        President of the
                                                                                        Employee Benefits
                                                                                        Division of the
                                                                                        Leonard-McCormick
                                                                                        Agency

Alfred M. Schmidt                    66          (1)               1998                 President of Schmidt
                                                                                        Group International,
                                                                                        Inc.

Debra P. Gibbs                       46          (1)               1999                 Attorney

     (1) Directors are elected at the annual meeting of stockholders and hold office until the following annual meeting.

     (2) Mr. and Mrs. Miller are married.

(b)      Identification of Executive Officers.
         -------------------------------------

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

(c)      Business Experience

     WILLIAM L. MILLER, Chairman of the Board, Chief Executive Officer, Principal Financial and Accounting Officer, Treasurer and Secretary of the Company since its formation in July 1996. Mr. Miller serves as Chairman of the Board, President and Chief Executive Officer of Havana since December 1997. Previously, he was the sole director and an executive officer of E.A. Carey of Ohio, Inc. from 1984 to December 1997. Mr. Miller had been a director of Perfectly Safe, Inc. and its vice President since it was formed by Duncan Hill in 1990 until July 1996. Mr. Miller is President, Founder and a director of Duncan Hill, a company he formed in 1977, Mr. Miller founded the MBI Corporation, which designed and developed packaging machinery (1975-78). Mr. Miller served in executive capacities in the direct marketing industry from 1971 to 1975. He holds a Bachelors Degree in Mechanical Engineering from Purdue University and a Masters Degree in Business Administration from Indiana University

     JEANNE E. MILLER has been a director of the Company since July 1996, and its President since January 1998. Previously, she served as Executive Vice President of the Company from July 1996 until January 1998. Since July 1996, Mrs. Miller had been a director of Perfectly Safe, Inc., and its President since its formation in 1990 until July 1996. Mrs. Miller co-founded Duncan Hill in 1977 and has been a director and its Vice President since 1977. Mrs. Miller is the author of the child safety book THE PERFECTLY SAFE HOME, published by Simon and Schuster in 1991 and has appeared on network television to speak on that subject. Mrs. Miller served as Vice President and a director of Carey and Highland Pipe Company, both of which are subsidiaries of Duncan Hill, from 1984 to 1996.

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

     DEBRA P. GIBBS, a director of the Company since September 1999, received her Masters of Law and Taxation in May 1980 from the University of Miami School of Law and her J.D. Degree in February 1979 from the Ohio Northern University, Ada, Ohio. From 1980 - 1983, she was employed as an attorney by Aluminum Company of America in their corporate tax/legal department. From 1983-1985, she was employed as an attorney by Firestone Tire & Rubber Company, Akron, Ohio in their tax department. From 1986-1999, she has performed various volunteer work and raised her children. During the past five years, she has not been associated with any firms outside of her volunteer work.

     The Board of Directors has recently established a Compensation Committee and an Audit Committee consisting of Alfred M. Schmidt, Jr. and Debra P. Gibbs. The Audit Committee will, among other things, make recommendations to the Board of Directors regarding the independent auditors for the Company, approve the scope of the annual audit activities of the independent auditors and review audit results and have general responsibility for all auditing related matters. The Compensation Committee consists of Alfred M. Schmidt, Jr. and Debra P. Gibbs. The Compensation Committee reviews and recommends to the Board of Directors the compensation structure for the Company's officers and other management personnel, including salary rates, participation in incentive compensation and benefit plans, fringe benefits, non-cash perquisites and other forms of compensation. The Committee also administers the Company's 1997 Long-Term Stock Incentive Plan.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. To Management's knowledge, no officer, director or person owning more than 10% of the Company's Common Stock filed any reports late during its fiscal year ended December 31, 1999, except that Duncan Hill, W. Miller and J. Miller filed a combined Form 4 late for the months of October 1999.

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

                                                                   SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation

                                       Annual Compensation               Awards                          Payouts

          (a)               (b)       (c)          (d)         (e)        (f)           (g)             (h)               (i)
                                                              Other                                                      All
         Name                                                 Annual    Restricted                                    Other Compen-
          and                                                 Compen-     Stock                          LTIP          sation
       Principal                                              sation     Award(s)      Number of        Payouts           ($)
       Position             Year    Salary ($)   Bonus ($)    ($) (1)    ($) (2)       Options (3)        ($)

W. Miller,                 1999     125,000        -0-        4,000        -0-         100,000            -0-             -0-
Chief Executive Officer
                           1998     125,000        -0-        4,000        -0-           -0-              -0-             -0-
                           1997     125,000        -0-        4,000        -0-         100,000            -0-             -0-

J. Miller,                 1999     105,000        -0-        4,000        -0-         200,000            -0-             -0-
President
                           1998      94,000        -0-        4,000        -0-         100,000            -0-             -0-
                           1997      90,000        -0-        4,000        -0-           -0-              -0-             -0-

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

(3) See "Employment Contracts" for a description of these options. Options granted in 1999 include the cancellation of all options granted in past three years and regrant of an equal number, thereby lowering the exercise price to $1.33 per share.

                               OPTION GRANTS TABLE

         The information provided in the table below provides information with respect to individual grants of the Company's stock options during fiscal 1999 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 1999.

                        Option Grants in Last Fiscal Year


                                                                                                                   Potential
                                                                                                              Realizable Value at
                                                                                                                 Assumed Annual
                                     Individual Grants                                                        Rates of Stock Price
                                                                                                                  Appreciation
                                                                                                              for Option Term (2)

     (a)                        (b)                 (c)                 (d)                (e)               (f)               (g)
                                                    % of
                                                   Total
                                                  Options/
                                                 Granted to
                              Options            Employees            Exercise           Expira-
                              Granted            in Fiscal             Price               tion
    Name                        (#)               Year (1)             ($/Sh)              Date             5% ($)           10% ($)

W. Miller                   100,000                  22                1.33           10/16/08               79,000         152,000

J. Miller                   200,000                  44                1.33           01/01/07               90,000         206,000

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

         The information provided in the table below provides information with respect to each exercise of the Company's stock option during fiscal 1999 by each of the executive officers named in the summary compensation table and the fiscal year end value of the Company's unexercised options.


           (a)                  (b)            (c)                  (d)                         (e)

                                                                                              Value of
                                                                 Number of                  Unexercised
                              Shares                            Unexercised                 In-the-Money
                            Acquired on                           Options at                  Options
                           Exercise (#)       Value              FY-End (#)                 at Fy-End($)
                                             Realized           Exercisable/                Exercisable/
          Name                                ($)(1)            Unexercisable             Unexercisable(1)

William L. Miller               -0-            -0-         75,000/25,000                      -0-

Jeanne E. Miller                -0-            -0-        175,000/25,000                      -0-


(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of the Company's options at exercise or fiscal year end (i.e. $46 per share), respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included.

         INCENTIVE COMPENSATION PLAN. The Company's Incentive Compensation Plan (the "Plan") is designed to motivate employee participants to achieve the Company's annual strategic goals. Eligibility for participation in the Plan is limited to the executive officers of the Company, and such other employees of the Company as may be designated by the Board of Directors from time to time. The amount of such plan with respect to any year shall be determined subsequent to the end of that year upon the determination of the Company's operating income for that year. Each participant in the Plan is eligible to receive from the bonus plan an annual award of up to 50% of the participant's base salary. The Compensation Committee is responsible for recommending to the Board of Directors performance objectives and awards for participants. W. Miller and J. Miller are expected to be the principal participants in the Plan and they control the election of all directors. Payouts are to be determined annually following determination of the Company's fiscal year-end results. The Plan is subject to amendment of termination at any time, but no such action may adversely affect any rights or obligations with respect to any awards theretofore made under the Plan. As of the date of this Form 10-KSB, no compensation has been paid under the Plan.

         1997 STOCK INCENTIVE PLAN. Under the Plan which was adopted in 1997 and amended on September 21, 1999, the Compensation Committee of the Board of Directors, may grant stock incentives to key employees and the directors of the Company pursuant to which a total of 400,000 shares of Common Stock may be issued; provided, however, that the maximum amount of Common Stock with respect to which stock incentives may be granted to any person during any calendar year shall be 20,000 shares, except for a grant made to a recipient upon the recipients initial hiring by the Company, in which case the number shall be a maximum of 40,000 shares. These numbers are subject to adjustment in the event of a stock split and similar events. Stock incentive grants may be in the form of options, stock appreciation rights, stock awards or a combination thereof. The Plan is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974.

         Options granted under the Plan may be either "incentive stock options," which qualify for special tax treatment under Section 422 of the Internal Revenue Code (the "Code"), or nonstatutory stock options, which do not qualify. Incentive stock options may only be granted to persons who are employees of the Company. Options will expire at such time as the Compensation Committee determines, provided that no stock option may be exercisable later than ten years from its grant, except that the maximum term of any incentive stock option granted to a person who owns, directly or indirectly, 10% or more of the combined voting power of the Company's capital stock (a "10% Shareholder") shall be five years. If an optionee ceases to be an employee or director by reason of death, incapacity of retirement, the option shall terminate fifteen months after the optionee ceases to be an employee. If an optionee ceases to be an employee because of resignation with the consent of the Compensation Committee, the option will terminate three months after the optionee ceases to be an employee. If an optionee ceases to be an employee or director for any other reason, the option will expire thirty days after the optionee ceases to be an employee.

         The option price per share is determined by the Compensation Committee, except for incentive stock options which cannot be less than 100% of the fair market value of the Common Stock on the date such option is granted or less than 110% of such fair market value if the optionee is a 10% shareholder. Payment of the exercise price may be made in cash, or unless otherwise provided by the Compensation Committee in shares of Common Stock delivered to the Company by the optionee or by the withholding of shares issuable upon exercise of the option or in a combination thereof. Options cannot be exercised until the date determined by the Compensation Committee. Each option shall be exercised in full or in part. Options are not transferable other than by will or the laws of descent and distribution, and may be exercised during the life of the employee or director only by him or her. No options may be granted under the Plan after March 27, 2007. However, any options outstanding on March 27, 2007 will remain in effect in accordance with their terms.

         The Plan also provides for the granting of stock appreciation rights ("SAR"), which entitle the holder to receive upon exercise an amount in cash and/or stock which is equal to the appreciation in the fair market value of the Common Stock between the date of the grant and the date of exercise. The number of shares of Common Stock to which a SAR relates, the period in which it can be exercised, and other terms and conditions shall be determined by the Compensation Committee, provided however, that such expiration date shall not be later than ten years from the date of the grant. SARS are not transferable other than by will or the laws of descent and distribution, and may be exercised during the life of the grant only by the grantee. The SARS are subject to the same rules regarding expiration upon a grantee's cessation of employment or directorship, as pertains to options, discussed above.

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

         The Plan will be administered by the Compensation Committee, which has the authority to prescribe, amend and rescind rules and regulations relating to the Plan, to accelerate the exercise date of any option, to interpret the Plan and to make all necessary determinations in administering the Plan.

         The Plan will remain in effect until such time as it is terminated by the Board of Directors. The Plan may be amended by the Board of Directors upon the recommendation of the Compensation Committee, except that, without stockholder approval, the Plan may not be amended to: increase the number of shares subject to issuance under the Plan; change the class of persons eligible to participate under the Plan; withdraw the administration of the Plan from the Compensation Committee; or, to permit any option to be exercised more than ten years after the date it was granted.

     The Compensation Committee consists of Debra P. Gibbs and Alfred M. Schmidt, Jr. The Committee has granted options to purchase 80,000 shares of the Company's Common Stock as of February 29, 2000.

EMPLOYMENT AGREEMENTS

         The Company has entered into separate five-year employment agreements with William Miller ("W. Miller") and Jeanne Miller ("J. Miller"), effective January 1, 1997, pursuant to which W. Miller is serving as Chief Executive Officer of the Company and J. Miller served as its Executive Vice President. In January 1998, the Company elected J. Miller President of the Company. In October 1998, the Company and J. Miller entered into an amended agreement. The employment agreements. as amended, provide for an annual base salary of $125,000 for W. Miller and $105,000 for J. Miller, subject to annual review for increase by the Company. The employment agreements also provide for the eligibility of these executives to receive annual cash bonuses under the Company's Incentive Compensation Plan discussed above. Each of these executives is provided with automobiles, at the Company's expense, for their exclusive use, the make and model of which is to be mutually agreed upon by the executive and the Company, from time to time. These automobiles are used almost exclusively for business purposes. Each of these executives is also to be reimbursed for certain personal expenses up to $6,500, which amount shall be subject to increase to pay for any personal income tax liability should such reimbursements be deemed taxable to the executive. Each of these executives is also entitled to participate in any employee benefit plan which the Company may create in the future. The Company has also agreed to maintain in force, at its expense, during the term of the employment agreements, life insurance for the benefit of each of the executives in an amount equal to twice the base salary of W. Miller and five times the base salary of J. Miller. (As of December 31, 1999, the Company has not issued such insurance for W. Miller and/or J. Miller, but intends to do so). Pursuant to the employment agreements, each of these executives has agreed not to compete with the Company during employment and for a period of one year following termination of employment and has further agreed to maintain as confidential, the Company's proprietary information.

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

     Each of W. Miller and J. Miller was granted under their respective employment agreements an option to purchase 100,000 shares of the Company's Common Stock, which option vests 25% on each of the first four anniversary dates commencing January 1, 1998, regardless of whether the executive is employed on such dates by the Company. The vested options will be immediately exercisable and will expire on January 1, 2007. Miller also received immediately vested and exercisable options to purchase an additional 100,000 shares in October 1998. The aforesaid options were canceled in September 1999 and were regranted at an exercise price of $1.33 per share on almost identical terms as the original options.

     W. Miller is permitted under his agreement to devote such time to managing the affairs of the various other Duncan Hill entities as he deems appropriate, and to retain any compensation that he receives from those entities for providing those services. See "Risk Factors."

     The Company also provides W. Miller and J. Miller and all other employees with health insurance on a non-discriminatory basis. The Company provides its executive officers and employees with certain fringe benefits and may, in the future, offer additional stock or cash incentive bonus plans, and other employer benefits on such amounts and upon such conditions as the Company's Board of Directors may, in its sole discretion, determine.

POTENTIAL CONFLICTS OF INTEREST

     W. Miller is a co-founder, Chairman of the Board of Directors and Chief Executive Officer of Havana, Duncan Hill and the Company. W. Miller's employment agreement with the Company provides that he shall be permitted to devote such time to managing Duncan Hill and Havana as he deems appropriate. Accordingly, W. Miller will not be devoting his full-time attention to managing the operations of the Company. Thus, conflicts of interest could potentially develop (i) to the extent that W. Miller is not able to devote his full-time and attention to a matter that would otherwise require the full-time and attention of a business chief executive officer, (ii) involving competition for business opportunities,
(iii) involving transactions between the Company and its affiliated companies; and (iv) due to the relationship between W. Miller and J. Miller as husband and wife and as directors and officers of the Company. The Company has not adopted any procedure for dealing with such conflicts of interest, except that the Company's Board of Directors has adopted a policy that all new transactions between the Company and Duncan Hill, Havana or any other affiliated company must be approved by at least a majority of the Company's disinterested directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of March 1, 2000, certain information with respect to the beneficial ownership of Common Stock and Series A Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group.

                                                                 Shares of                        Shares of Series A
                                                               Common Stock                         Preferred Stock
                                                            Beneficially Owned                    Beneficially Owned

NAME AND ADDRESS OF
BENEFICIAL OWNER(1)                                       NUMBER           PERCENT(2)          NUMBER           PERCENT(3)
------------------                                        ------           ----------          ------           ----------
Duncan Hill (4)                                         2,188,075             62.2%          5,000,000               100%

William L. Miller and Jeanne E. Miller (4)(5)           2,438,075             64.7           5,000,000(6)            100

Clark D. Swisher (7)                                       15,000               *                 -0-                 -0-

Alfred M. Schmidt(7)                                       15,000               *                 -0-                 -0-

Debra P. Gibbs   (8)                                       15,000               *                 -0-                 -0-

All Officers and Directors

as a Group (5 Persons)                                  2,483,075             65.1%          5,000,000(6)            100%

         ---------------
* Represents less than one percent of the outstanding shares.

         (1) Beneficial ownership as reported in the table above has been determined in accordance with Rule 13d-3 of the Securities Exchange Act. Accordingly, except as noted, all of the Company's securities over which the officers and directors and nominees named, or as a group, directly or indirectly have, or share voting or investment power, have been deemed beneficially owned. All addresses are c/o Kids Stuff, Inc.,7835 Freedom Avenue N.W., North Canton, OH 44720.

         (2) Calculated based upon 3,520,856 shares of Common Stock outstanding without giving effect to the possible exercise of outstanding Class A Warrants.

         (3)Calculated based upon 5,000,000 shares of Series A Preferred Stock outstanding. The holders of the Series A Preferred Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The Series A Preferred Stock has no conversion rights or rights to participate in dividend payments.

         (4) The Millers may be deemed to beneficially own all of Duncan Hill's shares for purposes of Rule 13d-3 of the Exchange Act based upon their controlling ownership of its common stock. The Millers together control approximately 68% of Duncan Hill.

         (5) Includes the Miller's deemed beneficial ownership of 2,188,075 shares of Common Stock and options to purchase 250,000 shares.

         (6) Represents the Miller's deemed beneficial ownership of 5,000,000 shares of Series A Preferred Stock, the record holder of which is Duncan
         Hill.

         (7) Messrs. Swisher and Schmidt have options to purchase 30,000 shares each, which options vest in four equal annual installments beginning in 1999. The table includes only options vesting through January 1, 1999.

         (8) Debra P. Gibbs has options to purchase 30,000 shares, which options will vest in four equal installments on September 21, 1999, January 1, 2000, January 1, 2001 and January 1, 2002.

Item 12.          Certain Relationships and Related Transactions.

         Reference is made to "Business" and "Management's Discussion and Analysis or Plan of Operation" for a description of various related party transactions involving the Company, Havana and Duncan Hill. Reference is also made to Kids Stuff's Form 10-KSB (Item 12) for its year ended December 31, 1998 for a description of additional related party transactions.

         It is the policy of the Company that future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)  Exhibits

         3.01     Certificate of Incorporation of the Company (1)
         3.02     Certificate of Amendment of Certificate of  Incorporation  of the Company(1)
         3.03     By-Laws  of  the  Company(1)
         3.04     Certificate  of Designation  of  Series  A  Preferred  Stock  (2)
         3.05     Certificate  of Designation of Series 1 Preferred  Stock (9)
         4.01     Specimen  Certificate for Shares of Common Stock (2)
         4.02     Specimen  Certificate for Shares of Series A Preferred Stock (2)
         4.03     Revised Form of Common Stock Purchase Warrant  Agreement  (5)
         4.04     Revised  Specimen  Certificate  for Common Stock Purchase Warrants (3)
         4.05     Revised Form of Underwriters' Purchase Option - 1997 Offering (5)
         4.06     Form of Representative's Lock-up Letter(2)
         4.07     Form of  Representative's  Purchase Option  Agreement (7)
         4.08     Preferred  Stock Agency  Agreement (7)
         4.09     Preferred  Warrant  Agency Agreement (7)
         4.10     Specimen of Preferred  Warrant (7)
         4.11     Specimen of Series 1 Preferred  Stock (7)
         10.01    Agreement to Acquire the Assets of The Natural Baby Company, Inc., (the "Acquisition Agreement")(1)
         10.02    Addendum to Acquisition Agreement (1)
         10.03    Escrow Agreement under the Acquisition Agreement (1)
         10.04    Form of Consulting Agreement with Jane Martin (1)
         10.05    Asset Purchase Agreement between the Company and its Parent (1)
         10.06    Promissory Note from the Company and its Parent (1)
         10.07    Form of Bridge Loan Agreement (1)
         10.08    Form of Financial Consulting Agreement with Fairchild Financial
                  Group, Inc. (1)
         10.09    Credit Facility with United National Bank and Trust Company (2)
         10.10    Lease for Company's principal offices and telemarketing center (2)
         10.11    Employment Agreement with William L. Miller (2)
         10.12    Revised Employment Agreement with Jeanne E. Miller (7)


         10.13    Incentive Compensation Plan (2)
         10.14    1997 Long-Term Stock Incentive Plan (2)
         10.15    Amendment to Asset Purchase Agreement between the Company
                  and its Parent (2)
         10.16    Form of Amendment to Bridge Loan Agreement (4)
         10.17    Amended Form of Stock Repurchase Agreement and Note (5)
         10.18    Second Addendum to Acquisition Agreement (5)
         10.19    First Addendum to Escrow Agreement (6)
         10.20    Third Addendum to Acquisition Agreement (6)
         10.21    Agreement with The Havana Group, Inc. (8)
         10.22    Form of new Financial Consulting Agreement with Fairchild Financial
                  Group, Inc. (7)
         10.23    Other Leases (7)
         10.24    Amendment to 1997 Long Term Stock Incentive Plan (10)
         23.01    Consent of Hausser + Taylor LLP (10)
         27.00    Revised Financial Data Schedule (10)

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

     (9) Incorporated by reference to the Registrant's Form 10-KSB filed for its fiscal year ended December 31, 1998.

     (10) Filed herewith.

(b)      Reports on Form 8-K

         During the three months ended December 31, 1999, no Form 8-K was filed or required to be filed.

                                                    SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                KIDS STUFF, INC.



                                                       By: /s/ William L. Miller
                                                          ----------------------
                                                              William L. Miller,
                                                         Chief Executive Officer

Dated:   North Canton, Ohio
         March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signatures                    Titles                                 Date

/s/ William L. Miller                    Chairman of the
William L. Miller                        Board, Chief Executive Officer,
                                         Principal Financial Officer,
                                         Treasurer and Secretary                March 30, 2000



/s/ Jeanne E. Miller                     President and
Jeanne E. Miller                         Director                               March 30, 2000


/s/ Clark D. Swisher
Clark D. Swisher                         Director                               March 30, 2000



/s/ Alfred M. Schmidt
Alfred M. Schmidt                        Director                               March 30, 2000

/s/ Debra P. Gibbs
Debra P. Gibbs                           Director                               March 30, 2000
