Form 10QSB
period 2000-03-31
KIDS STUFF INC
filed 2000-05-17
CIK 1027992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2000

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

     Yes [ X ] No [ ]

     As of May 15, 2000, there were 3,625,001 shares of the Registrant's Common Stock $.001 par value issued and outstanding.

     Transitional Small Business Disclosure Format.

     Yes [ ] No [ X ]

INDEX

Balance Sheets - March 31, 2000 (Unaudited) and December 31, 1999..........................................3
Statements of Operations - Three Months Ended March 31, 2000 and 1999 (Unaudited)..........................5
Statements of Cash Flows - Three Months Ended  March 31, 2000 and 1999 (Unaudited).........................6
Notes to Financial Statements..............................................................................7
Item 2 - Management's Discussion and Analysis or Plan of Operations........................................12
Other Information..........................................................................................15
Signature Page.............................................................................................16

                                KIDS STUFF, INC.
                                 Balance Sheets

                                               (UNAUDITED)
                                               March 31       December 31,
                                                  2000            1999

ASSETS:

CURRENT ASSETS

      Cash ..................................   $  229,546   $  859,431
      Accounts receivable ...................      165,970      257,574
      Inventories ...........................    1,940,795    2,045,005
      Deferred catalog expense ..............      745,751      740,425
      Due from affiliates ...................       18,326      234,390
      Prepaid expenses ......................      153,004      170,871

          Total Current Assets ..............    3,253,395    4,307,696


PROPERTY & EQUIPMENT:

      Land ..................................      214,000      214,000
      Building and improvements..............    2,028,245    2,026,172
      Data processing equipment .............      442,134      401,182
      Leasehold Improvements ................       26,528       34,074
      Web Site ..............................      185,661      132,891
      Machinery and equipment ...............       93,531       86,901
      Furniture and fixtures ................      137,134      126,211

                                                 3,127,233    3,021,431

      Less accumulated depreciation .........      242,854      206,652

                                                 2,884,379    2,814,779


OTHER ASSETS, net of accumulated amortization

      Goodwill ..............................    1,001,530    1,015,805
      Catalog development and other                349,108      368,995
      Customer List .........................      312,619      330,655
      Deferred Financing Fee ................       66,913       82,055

                                                 1,730,170    1,797,510

                                                $7,867,940   $8,919,985
                                                ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.
                                 Balance Sheets

                                           (UNAUDITED)
                                          March 31,           December 31,
                                             2000              1999

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Current Portion of long-term debt   $   157,000        157,000
      Accounts payable ................     2,002,810    $ 2,352,318
      Line of credit ..................       500,000        500,000
      Customer advances and other .....        42,657         15,302
         Accrued expenses..............       104,402        111,393

          Total Current Liabilities ...     2,806,869      3,136,013


LONG-TERM DEBT, NET OF CURRENT PORTION      1,801,137      1,998,122

COMMITMENTS AND CONTINGENCIES                    -              -

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 per share,
 10,000,000 shares authorized

      Common stock ....................         3,521          3,513
      Preferred stock Series A.........         5,000          5,000
         Preferred Stock Series 1......           460            460
         Additional paid-in capital ...     5,171,481      5,167,189
      Retained earnings (deficit) .....    (1,920,529)    (1,390,312)

          Total Stockholders' Equity ..     3,259,933      3,785,850

                                          $ 7,867,940    $ 8,919,985
                                          ===========    ===========


                                KIDS STUFF, INC.
                             Statement of Operations

                                                                      (UNAUDITED)
                                                            Three Months Ended  March 31,
                                                                 2000                 1999

Net Sales                                                        $4,004,988        $3,633,558

Cost of Sales                                                     2,410,389         2,073,390

Gross Profit                                                      1,594,599         1,560,168

Selling Expenses                                                  1,395,931         1,013,567

General and Administrative Expenses                                 695,125           402,012

(Loss) income From Operations                                      (496,457)          144,589

Other Income (Expense)
         Interest Expense                                           (33,759)          (16,405)

Net Income (Loss)                                                 $(530,216)          128,184
                                                           ================   ===============

Basic and Diluted Income (Loss)
Per Share after considering preferred stock
cumulative dividends                                                 ($0.15)            $0.04





    The accompanying notes are an integral part of these financial statements

                                KIDS STUFF, INC.
                             Statement of Cash Flows

                                                                       (UNAUDITED)
                                                              Three Months Ended March 31
                                                                   2000           1999


Cash Flows From Operating Activities:


     Net Income ..........................................   $  (530,216)   $   128,184
     Adjustments to reconcile net income (loss)to net
     cash provided (used) by operating activities:
          Depreciation and amortization ..................       103,542        132,612
          Decrease(increase)in accounts receivable .......        91,604        (79,258)
          Decrease(increase) in inventories ..............       104,210        (84,811)
          (Increase) in deferred catalog expense .........        (5,326)      (282,531)
          Decrease in prepaid expenses ...................        17,867        123,637
          (Decrease) in accounts payable,
                customer advances and accrued expenses ...      (329,144)      (454,821)

Net cash (used) by operating activities ..................      (547,463)      (516,989)



Cash Flows From Investing Activities:
     Investment in property and equipment and other assets      (105,802)       (26,606)

 Cash Flows From Financing Activities:

     Payments on long-term debt ..........................      (196,985)          --
      Sale of Common Stock ...............................         4,300           --
     Sale of preferred stock .............................          --        1,960,557
     Decrease in due from affiliates .....................       216,064        115,223
Net cash provided by financing activities ................        23,379      2,075,780


Net Decrease (increase) in Cash ..........................      (629,885)     1,532,185


Cash - Beginning .........................................       859,431         25,425


Cash - Ending ............................................   $   229,546    $ 1,557,610
                                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1: Business Description and Summary of Significant Accounting Policies

     Business Description - Kids Stuff, Inc. ("Kids Stuff" or the "Company") is in the mail order business and sells to customers throughout the United States. Duncan Hill, Inc. owns 81% of the Company's outstanding voting capital stock as of March 31, 2000. Perfectly Safe, a division of the Company, primarily sells children's safety products for use up to age 3. Jeanne's Kids Club, a division of the Company, sells hard good products for children primarily up to the age of
3. Natural Baby, a division of the Company, sells clothing and toys for children primarily up to the age of 3. LittleFeet, a division of the Company, sells footwear and related products to infants and children. Products are purchased from a variety of vendors.

     Basis of Presentation - The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2000, results of operations for the three month periods ended March 31, 2000 and March 31, 1999, and cash flows for the three month periods ended March 31, 2000 and March 31, 1999. The results of operations for the three month period is not necessarily indicative of the results to be expected for the full year.

     Per Share Amounts - Net income per share is calculated using the weighted average number of shares outstanding during the period for basic earnings per share. Diluted earnings per share are calculated to include the dilutive effect of stock options and warrants, if any. The number of shares outstanding in computing basic earnings per share the three month periods ended March 31, 2000 and 1999 was 3,520,856 and 3,512,856, respectively. The effect of the convertible preferred stock and stock warrants outstanding was antidilutive.

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

     In December  1999,  The  Securities  and Exchange  Commission  issued Staff
Accounting Bulleting (SAB) 101, Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accepted accounting principles to revenue recognition issues in financial statements. This statement is effective for all fiscal quarters beginning in the second quarter of 2000. The Company is evaluating the effect the adoption may have on the Company's results of operations and financial position.

Note 2:  Agreement with Affiliated Company

     Duncan Hill, Inc. owns 87% of the outstanding voting capital stock of the Havana Group, Inc. (Havana). In January 1998, the Company contracted with Havana to provide administrative, executive, and accounting services. At January 1, 1999 the agreement was modified and extended on a month-to-month basis as Havana began to incur direct costs for its administrative functions. Havana pays to Kids an accounting, data processing, and administrative charge of $15,000 per year. Additionally, a $1.75 per shipment for warehouse services was paid by Havana until March 8, 2000 when Havana assumed their own warehousing facility and no longer required Kids Stuff Inc.'s fulfillment services.

     Through June 30, 1999, Havana's accounts receivable and inventories are pledged as collateral on Kids line of credit, and Havana also acted as a guarantor. In July 1999 Havana's liability was released as a part of a general restructuring of the Kids line of credit.

Note 3: Stockholders' Equity

A.   Common Stock

     As of December 31, 1999 and March 31, 2000, the Company had common stock at a par value of $.001 per share with 25,000,000 shares authorized and 3,520, 856 shares issued and outstanding.

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

     Series A Preferred Stock

     As of December 31, 1999 and March 31, 2000, the Company had issued and outstanding 5,000,000 shares of Series A Preferred Stock, $.001 par value. Duncan Hill holds these shares. The holder of the Series A Preferred Stock is entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The Series A Preferred Stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series A Preferred Stock has a liquidation preference of $.001 per share.

     Series 1 Preferred Stock

     In March 1999, the Company completed a public offering of securities through Fairchild Financial Group, Inc. in which 460,000 shares of Series 1 Preferred Stock were issued. The holders of the Series 1 Preferred Stock are entitled to a liquidation preference of $5.50 per share and to vote on matters submitted to a vote of the shareholders. Each Series 1 Preferred Share receives a cumulative annual dividend of $0.495, or 9.0% of the liquidation preference per share, payable in cash or common stock at the option of the Company. Each Series 1 Preferred Share is convertible into two shares of common stock at the option of the holder, commencing September 3, 2000. Each Series 1 Preferred Share is redeemable at the option of the Company at a price of $7.20 per share commencing September 3, 2000.

C. Warrants

         Class A Warrants

     The Company issued 2,400,000 Class A Warrants in 1997 in conjunction with an offering of its common stock. Each Class A Warrant entitles the holder to purchase one share of common stock at a price of $5.00 for a period of four years commencing June 26, 1998 and expiring June 26, 2002. The Company may redeem the Class A Warrants at a price of $.05 per warrant, at any time after they become exercisable, upon not less than 30 days' prior written notice, if the closing bid price of the Common Stock has been at least $14.40 per share for 20 consecutive trading days ending on the fifth day prior to the date on which the notice of redemption is given. All 2,400,000 Class A Warrants are outstanding as of December 31, 1999 and March 31, 2000.

         Preferred Warrants

     The Company  issued  920,000  Series 1 Preferred  Stock  Purchase  Warrants
(Preferred Warrant) in March 1999 in conjunction with an offering of its preferred stock. Each Preferred Warrant entitles the holder to purchase one share of Series 1 Preferred Stock at an exercise price of $6.00 per share commencing September 3, 2000 and expiring March 3, 2002. The Company shall redeem the Preferred Warrants at a price of $1.20 per warrant in the event it elects to redeem its Series 1 Preferred Stock in accordance with the terms summarized in Note 3B above. All 920,000 Preferred Warrants are outstanding as of March 31, 2000.

Note 4. Borrowings

     In July 1999 Kids Stuff obtained a new credit facility from Bank One, N.A. Bank One extended a 24-month revolving credit line in the amount of $500,000, bearing interest at prime plus 1%. Additionally, Bank One extended a 60-month term loan to the Company for $300,000, bearing interest at 8.78%. The Company's previously outstanding $800,000 line of credit was retired with the proceeds of the new borrowings. The new loans are secured by the assets of the Company, a third mortgage on the Company's real estate, cross collateralization of life insurance on the lives of Mr. and Mrs. Miller, and carry unconditional and unlimited guarantees of Mr. William Miller and Mrs. Jeanne Miller.

     In July 1999, the Company finalized an agreement to purchase a building located in North Canton, Ohio, which will serve as the office and warehouse facilities for the Company, Havana, and Duncan Hill. The purchase price of the building was $2,200,000. The purchase was partially financed through a commercial real estate loan from Bank One, N.A. in the amount of $1,690,000. The loan has a 20-year amortization period with an expiration date of July 7, 2009, and carries a variable interest rate based upon the 30 day LIBOR plus 2.75%. The rate of interest at March 31, 2000 was 8.71%. The loan is secured by a first mortgage on the Company's real estate, guaranteed by Duncan Hill, Inc., Mr. William Miller, Mrs. Jeanne Miller, and is cross collateralized with assignment of life insurance.

Note 5. Employment Agreements

     The Company has entered into separate five-year employment agreements with William L. Miller and Jeanne E. Miller, effective January 1, 1997, pursuant to which Mr. Miller is to serve as Chairman of the Board and Chief Executive Officer of the Company and Mrs. Miller is to serve as its President. The employment agreements provide for an annual base salary of $125,000 for Mr. Miller and $105,000 for Mrs. Miller, subject to annual review for increase by the Company. The employment agreements also provide for the eligibility of these executives to receive annual cash bonuses under the Company's Incentive Compensation Plan, and each of Mr. Miller and Mrs. Miller's respective employment agreements grant an option to purchase 100,000 shares of the Company's Common Stock, which vest 25% on each of the first four anniversary dates commencing January 1, 1998, regardless of whether the executive is employed on such dates by the Company. The vested options will be immediately exercisable and will expire ten years from the date of the agreement. The exercise price of the options when granted was $5.00 per share, subject to downward adjustments in the exercise price if the Company meets certain performance goals. In September 1999, the Company's Board of Directors cancelled the above-mentioned options, and issued new options at a fixed exercise price of $1.33, representing the market price of the Company's common stock for the week ended September 17, 1999. Other terms and conditions of the option agreements remained the same.

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

Note 6. Incentive Plans

A. Incentive Compensation Plan

     During 1997, the Company adopted an Incentive Compensation Plan (the "Plan"). The Plan is designed to motivate employee participants to achieve the Company's annual strategic goals. Eligibility for participation in the Plan is limited to the Chief Executive Officer and the President of the Company, and such other employees of the Company as may be designated by the Board of Directors from time to time. For each fiscal year of the Company, the Board will establish a bonus pool not to exceed 10% of the Company's operating income. The amount of such pool with respect to any year shall be determined subsequent to the end of that year upon the determination of the Company's operating income for that year. Each participant in the Plan is eligible to receive from the bonus pool an annual award of up to 50% of the participant's base salary. There were no awards in 1999 or the first three months of 2000.

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

Note 7. Non-Qualified Stock Option Agreement

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

Note 8. Purchase of Land and Building

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

     We acquired Perfectly Safe during January 1990 and circulated approximately 900,000 catalogs during that first year, producing net sales of $1,473,000. By the end of 1999, sales had increased to over $6.1 million, which resulted in an annual compound growth rate of over 15%.

     Jeannie's Kids Club was created and developed in-house, and the first catalog was mailed during July 1995. The annual club membership is $18, and is renewed automatically each year, subject to customer cancellation and other limitations. In return for their membership fee, members are able to purchase products at discount prices compared to other children's catalogs. During the year 1999, the fourth full year of Kids Club operations, net sales were $2.8 million.

     We acquired The Natural Baby Catalog on July 2,1997, using the proceeds from our initial public offering. The Natural Baby Catalog compliments our other catalogs and offers alternative products to parents interested in natural childbirth, nursing products and natural fiber clothing. During 1999, The Natural Baby Catalog generated net sales of $6.8 million.

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

      In the third quarter of 1999 we introduced our Healthy Feet Catalog, offering over 1,200 selections and sizes of shoes, with an emphasis on ages birth to age six. To support this new venture, Kids Stuff, Inc. mailed 402,000 catalogs to its target audiences. Healthy Feet, a "kids shoe catalog" features quality shoes from brands such as Sketchers, Converse, Keds and Bear Feet. In January, 2000 Healthy Feet was renamed to LittleFeet. Net sales of approximately $300,000 have been generated.

                              RESULTS OF OPERATIONS

             THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE
                          MONTHS ENDED MARCH 31, 1999.

     Sales for the quarter ended March 31, 2000 increased 10.2% to $4,004,988, compared with $3,633,558 for the same period of 1999. The net loss for the first quarter of 2000 was $530,216 compared with income of $128,184 for the same period in 1999.

     Cost of sales increased from 57.1% of net sales in 1999 to 60.2% in 2000. This cost of sales increase was due to higher than expected acquisition costs from the Company's vendors.

     Shipping costs increased 2.8% as a percentage of sales, reflecting the use of The United States Postal Services as the venue for shipping of packages during the first quarter of the year 2000. As of March 31, 2000, the Company has negotiated an additional contract with Airborne Express, Inc. for delivery of its products. Advertising costs for the first quarter 2000 were $1,264,927 which is 31.6% of sales for the quarter as compared to $811,341 for first quarter 1999, and 22.3% as compared to 1999 first quarter sales. This increase was due to increased catalog advertising and marketing costs which was a direct reflection of the Company aggressively prospecting for new customers during the first quarter of 2000. General and Administrative Expenses increased from $440,798 in 1999, or 12.1% of sales to $695,125, or 17.4% of sales in the first quarter 2000. This increase is directly related to additional employee expense as well as additional office and equipment expense during the first quarter.

     Net income was reduced by $658,400 this quarter as compared to this quarter last year. Last year's net income was 3.5% of net sales while the loss for the quarter was 13.2% of sales. This loss represents in the short term the continuous efforts the Company is making to expand its customer base and infrastructure in order to achieve future benefits, goals and objectives of the organization. Management believes that the balance of calendar 2000 will show more favorable Results of Operations.

                         LIQUIDITY AND CAPITAL RESOURCES

     For the quarter ended March 31, 2000, our accumulated deficit increased $530,216 from December 31, 1999 due to the net loss. In addition to the net loss of $530,216, cash used by operating activities included an increased in deferred catalog expense of $5,326 and a decrease in accounts payable, customer advances, and accrued expenses of $329,143. These uses were offset by non-cash charges of $103,542 for depreciation and amortization compared to $132,612 for the first quarter in 1999. Additionally, cash was provided by a decrease in accounts receivable and inventory of $91,604 and $104,210, respectively. Prepaid expenses also provided $17,867 of cash to operating activities. Cash was used for investing activities of $105,802 to purchase new equipment and website development. With respect to financing activities, our cash increased $216,064 from a decrease in due to/from affiliates and proceeds from sale of stock of $4,300. Our cash was reduced by $196,985 for payments on our long-term debt.

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

     In the third quarter of 1999 Kids Stuff restructured its banking facility with Bank One, N.A. As a result, Bank One provided commercial real estate financing for the purchase of our building in the amount of $1,690,000. In July 1999 Kids Stuff obtained a new credit facility from Bank One, N.A. Bank One extended a 24 month revolving credit line in the amount of $500,000, bearing interest at prime plus 1%. Additionally, Bank One extended a 60 month term loan to the Company for $300,000, bearing interest at 8.78%. The Company's previously outstanding $800,000 line of credit was retired with the proceeds of the new borrowings. The new loans are secured by the assets of the Company, a third mortgage on the Company's real estate, cross collateralization of life insurance on the lives of Mr. And Mrs. Miller, and carry unconditional and unlimited guarantees of Mr. William Miller and Mrs. Jeanne Miller.

     In January 2000, Kids Stuff obtained a bridge loan line of credit from Bank One, N.A. of $300,000. This line of credit was collateralized by cash held in an investment account of Kids Stuff in order to reduce interest expense associated with the bridge loan. As of May 15, 2000, Kids Stuff restructured its bank financing facility with Bank One, N.A. As a result, Bank One provided working capital financing to enable the Company to further grow its customer base and enhance its inventory position. Bank One N.A. extended a $300,000 unsecured line of credit which paid off the bridge loan line of credit and released the cash collateral to the Company. This line of credit expires December 31, 2000. Bank One N.A. extended an additional line of credit of $1,000,000 which will be based on a negotiated formulation of Company Receivables and Inventory. This facility replaces the 24 month revolving line of credit in the amount of $500,000 previously obtained from Bank One, N.A. Both facilities bear interest at prime plus 1%.

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

             PART II. OTHER INFORMATION

             Item 6. Exhibits and Reports on Form 8-K

             Exhibits filed as part of this report:

              27. Financial Data Schedule

             No report on form 8-K was filed during the first quarter of 2000.

                   KIDS STUFF, INC. FORM 10-QSB MARCH 12, 2000

                                    Signature

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Kids Stuff, Inc.

DATE: 5/17/00

                                                 /s/WILLIAM MILLER
                                                    William Miller, CEO and CFO

THIS  SCHEDULE  CONTAINS  SUMMARY  FINANCIAL   INFORMATION  EXTRACTED  FROM  THE
FINANCIAL STATEMENTS AND RELATED FOOTNOTES THERETO, OF KIDS STUFF, INC.

                             Financial Data Schedule

                                   Exhibit 27