Form 10QSB/A
period 2000-03-31
KIDS STUFF INC
filed 2000-05-22
CIK 1027992

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

DATE: 5/22/00

                                                 /s/WILLIAM MILLER
                                                    William Miller, CEO and CFO

THIS  SCHEDULE  CONTAINS  SUMMARY  FINANCIAL   INFORMATION  EXTRACTED  FROM  THE
FINANCIAL STATEMENTS AND RELATED FOOTNOTES THERETO, OF KIDS STUFF, INC.