Form 10QSB
period 2000-06-30
KIDS STUFF INC
filed 2000-08-21
CIK 1027992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                   (MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2000

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

                                                        Yes [ X ] No [ ]

     As of June 30, 2000 there were 3,625,001 shares of the Registrant's Common Stock $.001 par value issued and outstanding.

                 Transitional Small Business Disclosure Format.

                                                        Yes [ ] No [ X ]

INDEX



Balance Sheets - June 30, 2000 (Unaudited) and December 31, 1999......................................3
Statements of Operations (Unaudited) - Three Months and Six Months Ended June 30, 2000 and 1999.......4
Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2000 and 1999            ............5
Notes to Financial Statements.........................................................................6
Item 2 - Management's Discussion and Analysis or Plan of Operations...................................9
Part II - Other Information...........................................................................11
Signature Page........................................................................................12


                                Kids Stuff, Inc.
                                 Balance Sheets


                                     (UNAUDITED)
                                       June 30,   December 31,
                                         2000         1999
                                         ----         ----
ASSETS

CURRENT ASSETS
     Cash ........................         --     $  859,431
     Accounts receivable .........      219,268      257,574
     Inventories .................    1,953,521    2,045,005
     Deferred catalog expense ....      820,969      740,425
     Due from affiliates .........       59,390      234,390
     Prepaid expenses ............      187,609      170,871
                                     ----------   ----------
        Total Current Assets .....    3,240,757    4,307,696

PROPERTY AND EQUIPMENT
     Land ........................   $  214,000      214,000
     Building and improvements ...    2,035,373    2,026,172
     Data processing equipment ...      467,802      401,182
     Leasehold improvements ......       26,528       34,074
     Web site development ........      186,461      132,891
     Machinery and equipment .....       94,182       86,901
     Furniture and fixtures ......      135,180      126,211
                                     ----------   ----------
                                      3,159,526    3,021,431
     Less accumulated depreciation      279,357      206,652
                                     ----------   ----------
                                      2,880,169    2,814,779

     Goodwill ....................      987,255    1,015,805
     Catalog development and other      278,973      368,995
     Customer list ...............      294,583      330,655
     Deferred financing fees .....       95,719       82,055
                                     ----------   ----------
                                      1,656,530    1,797,510
                                     ----------   ----------

                                     $7,777,456   $8,919,985
                                     ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                                Kids Stuff, Inc.
                                 Balance Sheets


                                         (UNAUDITED)
                                           June 30,      December 31,
                                             2000           1999
                                             ----           ----

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt   $   157,000    $   157,000
     Accounts payable and overdraft ..     1,972,022      2,352,318
     Line of credit ..................       467,000        500,000
     Customer advances and other .....        56,862         15,302
     Notes payable ...................       300,000           --
     Accrued expenses ................       124,102        111,393
                                         -----------    -----------
        Total Current Liabilities ....     3,076,986      3,136,013

LONG-TERM DEBT, NET OF CURRENT PORTION     1,918,063      1,998,122

STOCKHOLDERS' EQUITY:
     Common stock ....................         3,625          3,513
     Preferred stock - Series A ......         5,000          5,000
     Preferred stock - Series 1 ......           460            460
     Additional paid - in capital ....     5,399,077      5,167,189
     Retained earnings  (deficit) ....    (2,625,755)    (1,390,312)
                                         -----------    -----------
        Total Stockholders' Equity ...     2,782,407      3,785,850
                                         -----------    -----------

                                         $ 7,777,456      8,919,985
                                         ===========    ===========











   The accompanying notes are an integral part of these financial statements.

                                Kids Stuff, Inc.
                            Statements of Operations

                                                (UNAUDITED)                 (UNAUDITED)
                                        Three Months Ended June 30,    Six Months Ended June 30,
                                           2000           1999            2000          1999

Total sales ........................   $ 3,973,690    $ 4,418,106    $ 7,978,678    $ 8,051,664

Cost of sales ......................     2,300,490      2,438,314      4,710,879      4,511,704
                                       -----------    -----------    -----------    -----------

Gross profit .......................     1,673,200      1,979,792      3,267,799      3,539,960

Selling expenses ...................     1,336,152      1,154,231      2,732,083      2,167,798

General and administrative expenses        786,774        607,407      1,481,899      1,009,419
                                       -----------    -----------    -----------    -----------

Income from operations .............      (449,726)       218,154       (946,183)       362,743

Other (expense) ....................       (27,801)       (35,391)       (61,560)       (51,797)
                                       -----------    -----------    -----------    -----------

Net income .........................   $  (477,527)   $   182,763    $(1,007,743)   $   310,946
                                       ===========    ===========    ===========    ===========

Basic and diluted earnings per share   ($     0.15)   $      0.04    ($     0.31)   $      0.07
                                       ===========    ===========    ===========    ===========


















   The accompanying notes are an integral part of these financial statements.

                                Kids Stuff, Inc.
                            Statements of Cash Flows


                                                                                             (UNAUDITED)
                                                                                        Six Months Ended June 30,
                                                                                           2000          1999
        CASH FLOWS FROM OPERATING ACTIVITIES
    Net income ....................................................................   $(1,007,743)   $   310,946
    Adjustments to reconcile net income to net cash (used) by operating activities:
          Depreciation and amortization ...........................................       213,682        237,869
          Decrease in accounts receivable .........................................        38,306         57,120
          Decrease (increase) in inventories ......................................        91,484       (123,891)
          (Increase) in deferred catalog expense ..................................       (80,544)      (381,740)
          (Increase) decrease in prepaid expenses .................................       (16,738)        99,169
          (Decrease) in accounts payable, customer advances and accrued expenses ..      (326,024)      (570,455)
                                                                                      -----------    -----------
Net cash (used) by operating activities ...........................................    (1,087,577)      (370,982)

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in property and equipment and other assets .........................      (138,095)       (67,511)
    Deposit on building purchase ..................................................          --         (111,750)
                                                                                      -----------    -----------
Net cash (used) by investing activities ...........................................      (138,095)      (179,261)

CASH FLOWS FROM OPERATING ACTIVITIES
    Payments on long-term debt ....................................................       (80,059)          --
    Sale of preferred stock .......................................................          --        1,955,107
    Sale of common stock ..........................................................         4,300           --
    Borrowings on line of credit and current note payable .........................       267,000           --
    Decrease in due from affiliates ...............................................       175,000         80,222
                                                                                      -----------    -----------
Net cash (used) provided by financing activities ..................................       366,241      2,035,329
                                                                                      -----------    -----------

Net (decrease) increase in cash ...................................................      (859,431)     1,485,086

Cash - beginning ..................................................................       859,431         25,426
                                                                                      -----------    -----------

Cash - ending .....................................................................            $-    $ 1,510,512
                                                                                      ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the year for interest .........................................   $    61,560    $    33,708
                                                                                      ===========    ===========



                                KIDS STUFF, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

     Note 1: Business Description and Summary of Significant Accounting Policies

     Business Description - Kids Stuff, Inc. ("Kids Stuff" or the "Company") is in the mail order business and sells to customers throughout the United States. Duncan Hill, Inc. owns 81% of the Company's outstanding voting capital stock as of June 30, 2000. Perfectly Safe, a division of the Company, primarily sells children's safety products for use up to age 3. Jeanne's Kids Club, a division of the Company, sells hard good products for children primarily up to the age of
3. Natural Baby, a division of the Company, sells clothing and toys for children primarily up to the age of 3. LittleFeet, a division of the Company, sells footwear and related products to infants and children. Products are purchased from a variety of vendors.

     Basis of Presentation - The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 2000, results of operations for the three month and six month periods ended June 30, 2000 and June 30, 1999, and cash flows for the three month and six month periods ended June 30, 2000 and June 30, 1999. The results of operations for the six month period is not necessarily indicative of the results to be expected for the full year.

     Per Share Amounts - Net income per share is calculated using the weighted average number of shares outstanding during the period for basic earnings per share. Diluted earnings per share are calculated to include the dilutive effect of stock options and warrants, if any. The number of shares outstanding in computing basic earnings per share the six-month periods ended June 30, 2000 and 1999 was 3,568,930 and 3,512,856, respectively. The effect of the convertible preferred stock and stock warrants outstanding was antidilutive.

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

     In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accepted accounting principles to revenue recognition issues in financial statements. This statement is effective for all fiscal quarters beginning in the second quarter of 2000. The Company is evaluating the effect the adoption may have on the Company's results of operations and financial position.

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

Note 3: Stockholders' Equity

A. Common Stock

     As of December 31, 1999 and June 30, 2000, the Company had common stock at a par value of $.001 per share with 25,000,000 shares authorized with 3,512,856 and 3,625,001 shares issued and outstanding, respectively.

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

Series A Preferred Stock

     As of December 31, 1999 and June 30, 2000, the Company had issued and outstanding 5,000,000 shares of Series A Preferred Stock, $.001 par value. Duncan Hill holds these shares. The holder of the Series A Preferred Stock is entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The Series A Preferred Stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series A Preferred Stock has a liquidation preference of $.001 per share.

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

     On April 30, 2000 Kids Stuff, Inc. paid out a dividend to the Series 1 preferred stockholders consisting of 2 shares of common stock for each share of preferred owned. The total of new shares issued was 104,145 with a value of $227,700.

C. Warrants

     Class A Warrants

     The Company issued 2,400,000 Class A Warrants in 1997 in conjunction with an offering of its common stock. Each Class A Warrant entitles the holder to purchase one share of common stock at a price of $5.00 for a period of four years commencing June 26, 1998 and expiring June 26, 2002. The Company may redeem the Class A Warrants at a price of $.05 per warrant, at any time after they become exercisable, upon not less than 30 days' prior written notice, if the closing bid price of the Common Stock has been at least $14.40 per share for 20 consecutive trading days ending on the fifth day prior to the date on which the notice of redemption is given. All 2,400,000 Class A Warrants are outstanding as of June 30, 2000.

     Preferred Warrants

     The Company  issued  920,000  Series 1 Preferred  Stock  Purchase  Warrants
(Preferred Warrant) in March 1999 in conjunction with an offering of its preferred stock. Each Preferred Warrant entitles the holder to purchase one share of Series 1 Preferred Stock at an exercise price of $6.00 per share commencing September 3, 2000 and expiring March 3, 2002. The Company shall redeem the Preferred Warrants at a price of $1.20 per warrant in the event it elects to redeem its Series 1 Preferred Stock in accordance with the terms summarized in Note 3B above. All 920,000 Preferred Warrants are outstanding as of June 30, 2000.

Note 4. Borrowings

     In April, 2000, Kids Stuff, Inc. restructured both their line of credit and bridge loan with Bank One. The Company retired the 24-month $500,000 revolving line of credit by obtaining a new 24-month line of credit that allows for a maximum of $1,000,000 to be drawn on determined by an asset based financing calculation bearing interest at prime plus 1%. At June 30, 2000, the amount that Kids Stuff, Inc. was able to draw on the line was $812,054, of which $467,000 was outstanding. In addition, to fund working capital needs, $300,000 was borrowed on a new short-term note bearing interest of prime plus 1%, due on December 31, 2000.

     In July, 1999, Kids Stuff obtained a new credit facility from Bank One, N.A. Bank One extended a 24-month revolving credit line in the amount of $500,000, bearing interest at prime plus 1%. Additionally, Bank One extended a 60-month term loan to the Company for $300,000, bearing interest at 8.78%. The Company's previously outstanding $800,000 line of credit was retired with the proceeds of the new borrowings. The new loans are secured by the assets of the Company, a third mortgage on the Company's real estate, cross collateralization of life insurance on the lives of Mr. and Mrs. Miller, and carry unconditional and unlimited guarantees of Mr. William Miller and Mrs. Jeanne Miller.

     In July 1999, the Company finalized an agreement to purchase a building located in North Canton, Ohio, which will serve as the office and warehouse facilities for the Company, Havana, and Duncan Hill. The purchase price of the building was $2,200,000. The purchase was partially financed through a commercial real estate loan from Bank One, N.A. in the amount of $1,690,000. The loan has a 20-year amortization period with an expiration date of July 7, 2009, and carries a variable interest rate based upon the 30 day LIBOR plus 2.75%. The rate of interest at June 30, 2000 was 8.71%. The loan is secured by a first mortgage on the Company's real estate, guaranteed by Duncan Hill, Inc., Mr. William Miller, Mrs. Jeanne Miller, and is cross-collateralized with assignment of life insurance.

Note 5. Incentive Plans

     A. Incentive Compensation Plan

     During 1997, the Company adopted an Incentive Compensation Plan (the"Plan"). The Plan is designed to motivate employee participants to achieve the Company's annual strategic goals. Eligibility for participation in the Plan is limited to the Chief Executive Officer and the President of the Company, and such other employees of the Company as may be designated by the Board of Directors from time to time. For each fiscal year of the Company, the Board will establish a bonus pool not to exceed 10% of the Company's operating income. The amount of such pool with respect to any year shall be determined subsequent to the end of that year upon the determination of the Company's operating income for that year. Each participant in the Plan is eligible to receive from the bonus pool an annual award of up to 50% of the participant's base salary. There were no awards in 1999 or the first six months of 2000.

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

Note 6. Non-Qualified Stock Option Agreement

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

Note 7. Purchase of Land and Building

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

     In the third quarter of 1999 we introduced our Healthy Feet Catalog, offering over 1,200 selections and sizes of shoes, with an emphasis on ages birth to age six. To support this new venture, Kids Stuff, Inc. mailed 402,000 catalogs to its target audiences. Healthy Feet, a "kids shoe catalog" features quality shoes from brands such as Sketchers, Converse, Keds and Bear Feet. In January 2000 Healthy Feet was renamed to LittleFeet. Net sales of approximately $320,000 have been generated as of June 30, 2000.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

     Sales for the quarter ended June 30, 2000 decreased 10.1% to $3,973,690, compared with $4,418,106 for the same period of 1999. The net loss for the second quarter of 2000 was $477,527 compared with income of $182,763 for the same period in 1999.

     Cost of sales increased from 55.2% of net sales in 1999 to 57.9% in 2000. This cost of sales increase was due to higher than expected acquisition costs from the Company's vendors.

     Shipping costs decreased for the second quarter from 3.8% to 2.9% as a percentage of sales, compared to the second quarter last year due to the initiation of the Airborne contract for delivery services. Advertising costs for the second quarter 2000 were $1,183,209 which is 29.6% of sales for the quarter as compared to $1,021,466 for second quarter 1999, and 23.2% as compared to 1999 second quarter sales. This increase was due to increased catalog advertising and marketing costs which was a direct reflection of the Company aggressively prospecting for new customers during the second quarter of 2000. General and Administrative Expenses increased from $607,407 in 1999, or 13.7% of sales to $786,774, or 19.8% of sales in the second quarter 2000. This increase is directly related to additional employee expense as well as additional office and equipment expense during the second quarter.

     Net income was reduced by $660,290 this quarter as compared to this quarter last year. Last year's net income was 4.1% of net sales while the loss for this quarter was 12.0% of sales. This loss represents in the short term the continuous efforts the Company is making to expand its customer base and infrastructure in order to achieve future benefits, goals and objectives of the organization. Management believes that the balance of calendar 2000 will show more favorable Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     For the period ended June 30, 2000, our accumulated deficit increased $1,007,743 from December 31, 1999 due to the net loss. In addition to the net loss of $1,007,743 cash used by operating activities included an increase in deferred catalog expense of $80,544 and prepaid expenses of $16,738.
Additionally, cash was used by a decrease in accounts payable, customer advances, and accrued expenses of $326,024 . These uses were offset by non-cash charges of $213,682 for depreciation and amortization compared to $237,869 for the same period in 1999. Cash was also provided by a decrease in accounts receivable of $38,306 and a decrease in inventory of $91,484. Cash was used for investing activities of $138,095 to purchase new equipment and website development. With respect to financing activities, our cash increased $267,000 from a borrowing on line of credit and current note payable and payment on long-term debt of $80,059, a decrease in due to/from affiliates of $175,000, and sale of common stock of $4,300.

     In April, 2000, Kids Stuff, Inc. restructured both their line of credit and bridge loan with Bank One. The Company retired the 24-month $500,000 revolving line of credit by obtaining a new 24-month line of credit that allows for a maximum of $1,000,000 to be drawn on determined by an asset based financing calculation, bearing interest at prime plus 1%. At June 30, 2000, the amount that Kids Stuff, Inc. was able to draw on the line was $812,054, of which $467,000 was outstanding. In addition, to fund working capital needs, $300,000 was borrowed on a new short-term note bearing interest of prime plus 1%, due on December 31, 2000.

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

     In January 2000, Kids Stuff obtained a bridge loan line of credit from Bank One, N.A. of $300,000. This line of credit was collateralized by cash held in an investment account of Kids Stuff in order to reduce interest expense associated with the bridge loan. As of May 15, 2000, Kids Stuff restructured its bank financing facility with Bank One, N.A. As a result, Bank One provided working capital financing to enable the Company to further grow its customer base and enhance its inventory position. Bank One N.A. extended a $300,000 unsecured line of credit, which paid off the bridge loan line of credit and released the cash collateral to the Company. This line of credit expires December 31, 2000. Bank One N.A. extended an additional line of credit of $1,000,000, which will be based on a negotiated formulation of Company Receivables and Inventory. This facility replaces the 24-month revolving line of credit in the amount of $500,000 previously obtained from Bank One, N.A. Both facilities bear interest at prime plus 1%.

     Overall, we expect to meet our current cash needs through ongoing operations and from our present working capital position.

                 FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Form 10-QSB contains forward-looking statements, which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control, such as competition or possible future changes to state sales tax laws. Actual results could differ materially from these forward looking statements because of changes in the children's mail order catalog industry, availability or prices of goods, credit availability, printers' schedules or availability, and other factors. Any changes in such assumptions or factors could produce significantly different results.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits filed as part of this report:

27. Financial Data Schedule

No report on form 8-K was filed during the first quarter of 2000.

                   KIDS STUFF, INC. FORM 10-QSB JUNE 30, 2000

                                    Signature

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Kids Stuff, Inc.

          DATE: _________

                                                  /s/WILLIAM MILLER
                                                     William Miller, CEO and CFO

     THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS AND RELATED FOOTNOTES THERETO, OF KIDS STUFF, INC.