Form 10QSB
period 2000-09-30
KIDS STUFF INC
filed 2000-11-09
CIK 1027992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

                                Yes [ X ] No [ ]

                       As of September 30, 2000 there were
                      3,625,001 shares of the Registrant's
                     Common Stock $.001 par value issued and
                                  outstanding.

                 Transitional Small Business Disclosure Format.

                                Yes [ ] No [ X ]

INDEX



Balance Sheets - September 30, 2000 (Unaudited) and December 31, 1999...........................................  3-4
Statements of Operations (Unaudited) - Three Months and Nine Months Ended September 30, 2000 and 1999...........    5
Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2000 and 1999............................    6
Notes to Financial Statements...................................................................................    7
Item 2 - Management's Discussion and Analysis or Plan of Operations.............................................   12
Part II - Other Information.....................................................................................   16
Signature Page..................................................................................................   17

                                Kids Stuff, Inc.
                                 Balance Sheets


                                               (UNAUDITED)
                                              September 30,  December 31,
                                                  2000          1999
                                                  ----          ----
ASSETS

CURRENT ASSETS
     Cash .................................   $  170,046   $  859,431
     Accounts receivable ..................      285,957      257,574
     Inventories ..........................    2,041,003    2,045,005
     Deferred catalog expense .............      964,369      740,425
     Due from affiliates ..................      185,687      234,390
     Prepaid expenses .....................      188,530      170,871
                                              ----------   ----------
        Total Current Assets ..............    3,835,632    4,307,696

PROPERTY AND EQUIPMENT
     Land .................................      214,000      214,000
     Building and improvements ............    2,039,356    2,026,172
     Data processing equipment and software      603,513      401,182
     Leasehold improvements ...............       26,528       34,074
     Web site development .................      186,461      132,891
     Machinery and equipment ..............       95,020       86,901
     Furniture and fixtures ...............      137,856      126,211
                                              ----------   ----------
                                               3,302,734    3,021,431
     Less accumulated depreciation ........      333,533      206,652
                                              ----------   ----------
                                               2,969,201    2,814,779

     Goodwill .............................      972,980    1,015,805
     Catalog development and other ........      254,503      368,995
     Customer list ........................      276,548      330,655
     Other Assets .........................       81,982       82,055
                                              ----------   ----------
                                               1,586,013    1,797,510
                                              ----------   ----------

                                              $8,390,846   $8,919,985
                                              ==========   ==========

              The accompanying notes are an integral part of these
                             financial statements.

                                Kids Stuff, Inc.
                                 Balance Sheets

                                         (UNAUDITED)
                                       September 30,    December 31,
                                            2000             1999
                                            ----             ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt   $   159,386    $   157,000
     Accounts payable ................     2,675,407      2,352,318
     Line of credit ..................       803,600        500,000
     Customer advances and other .....        10,005         15,302
     Notes payable ...................       300,000           --
     Accrued expenses ................        59,654        111,393
                                         -----------    -----------
        Total Current Liabilities ....     4,008,052      3,136,013

LONG-TERM DEBT, NET OF CURRENT PORTION     1,877,807      1,998,122

STOCKHOLDERS' EQUITY:
     Common stock ....................         3,625          3,513
     Preferred stock - Series A ......         5,000          5,000
     Preferred stock - Series 1 ......           460            460
     Additional paid - in capital ....     5,356,650      5,167,189
     Retained earnings  (deficit) ....    (2,860,748)    (1,390,312)
                                         -----------    -----------
        Total Stockholders' Equity ...     2,504,987      3,785,850
                                         -----------    -----------

                                         $ 8,390,846    $ 8,919,985
                                         ===========    ===========



              The accompanying notes are an integral part of these
                             financial statements.

                                Kids Stuff, Inc.
                            Statements of Operations



                                                                 (UNAUDITED)                                (UNAUDITED)
                                                      Three Months Ended September 30,           Nine Months Ended September 30,
                                                     ------------------------------------        -----------------------------------
                                                          2000                1999                    2000               1999
                                                     ----------------   -----------------        ---------------    ----------------

Total sales                                               $4,212,901          $3,854,649            $12,151,426         $11,906,161

Cost of sales                                              2,250,898           2,008,406              6,655,111           6,208,865
                                                     ----------------   -----------------        ---------------    ----------------

Gross profit                                               1,962,003           1,846,243              5,496,315           5,697,296

Selling expenses                                           1,509,125           1,145,608              4,303,451           3,444,553

General and administrative expenses                          673,403             540,820              2,302,747           1,730,266
                                                     ----------------   -----------------        ---------------    ----------------

(Loss) income from operations                               (220,525)             159,815            (1,109,883)             522,477

Other (expense)                                              (63,642)            (54,883)              (175,279)           (119,991)
                                                     ----------------   -----------------        ---------------    ----------------

Net (loss) income                                          $(284,167)             104,932           $(1,285,162)             402,486
                                                     ================   =================        ===============    ================

Basic and diluted (loss) earnings per share                   $(0.09)               $0.01                $(0.41)               $0.08
                                                     ================   =================        ===============    ================









              The accompanying notes are an integral part of these
                             financial statements.

                                Kids Stuff, Inc.
                            Statements of Cash Flows

                                                                                        (UNAUDITED)
                                                                             Nine Months Ended September 30,
                                                                        -----------------------------------------
                                                                                    2000             1999
                                                                             ----------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income ........................................................   $(1,285,162)   $   402,486
    Adjustments to reconcile net (loss) income to net
       cash (used) by operating activities:
          Depreciation and amortization ......................................       385,134        353,311
          (Increase) in accounts receivable ..................................       (28,383)        (7,991)
          Decrease (increase) in inventories .................................         4,002       (546,035)
          (Increase) in deferred catalog expense .............................      (223,944)      (754,330)
          (Increase) decrease in prepaid expenses ............................       (17,659)        45,467
          Increase in accounts payable, customer advances and accrued expenses       266,053        343,940
                                                                                 -----------    -----------
Net cash (used) by operating activities ......................................      (899,959)      (163,152)

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in property and equipment and other assets ....................      (328,060)    (2,479,042)

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings (repayment) on line of credit - net ...........................       303,600       (262,000)
    Borrowing on note payable - current ......................................       300,000           --
    Sale of preferred stock ..................................................          --        1,951,537
    Sale of common stock .....................................................         4,300           --
    Payment on long-term debt ................................................      (117,929)          --
    Borrowings on long-term debt .............................................          --          295,617
    Borrowings - Real Estate Mortgage ........................................          --        1,690,000
    Decrease in due from affiliates ..........................................        48,703         31,080
                                                                                 -----------    -----------
Net cash  provided by financing activities ...................................       538,634      3,706,234
                                                                                 -----------    -----------

Net (decrease) increase in cash ..............................................      (689,385)     1,064,040

Cash - beginning .............................................................       859,431         25,426
                                                                                 -----------    -----------

Cash - ending ................................................................   $   170,046    $ 1,089,466
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

                                KIDS STUFF, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1: Business Description and Summary of Significant Accounting Policies

               Business  Description  - Kids Stuff,  Inc.  ("Kids  Stuff" or the
          "Company") is in the mail order business and sells to customers throughout the United States. Duncan Hill, Inc. owns 81% of the Company's outstanding voting capital stock as of September 30, 2000. Perfectly Safe, a division of the Company, primarily sells children's safety products for use up to age 3. Jeanne's Kids Club, a division of the Company, sells hard good products for children primarily up to the age of 3. Natural Baby, a division of the Company, sells clothing and toys for children primarily up to the age of 3. LittleFeet, a division of the Company, sells footwear and related products to infants and children. Products are purchased from a variety of vendors.

               Basis of Presentation - The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 2000, results of operations for the three month and nine month periods ended September 30, 2000 and September 30, 1999, and cash flows for the nine month periods ended September 30, 2000 and September 30, 1999. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year.

               Reclassification - Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

               Per Share Amounts - Net income per share is calculated using the weighted average number of shares outstanding during the period for basic earnings per share. Diluted earnings per share are calculated to include the dilutive effect of stock options and warrants, if any. The number of shares outstanding in computing basic earnings per share for the nine-month periods ended September 30, 2000 and 1999 was 3,575,159 and 3,512,856 and for the three month periods ended September 30, 2000 and 1999 was 3,625,001 and 3,512,856, respectively. The effect of the convertible preferred stock and stock warrants outstanding was antidilutive.

          New Authoritative Pronouncements

               In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities -
          Deferral  of  the  Effective  Date  of  FASB  Statement  No.  133 - an
          amendment of FASB Statement No. 133," which postponed the effective date of SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities," to all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". The adoption of these statements did not have a material impact on the Company's financial position or overall trends in results of operations and did not result in significant changes to the Company's financial risk management practices.

          In March 2000, the FASB issued Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). This interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on its financial position or results of operation.

               In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements." SAB 101, as amended by SAB101A and SAB101B provides guidance on applying accepted accounting principles to revenue recognition issues in financial statements. This statement is effective for all fiscal quarters beginning in the fourth quarter of 2000. The Company is evaluating the effect the adoption may have on the Company's results of operations and financial position.

          Note 2:  Agreement with Affiliated Company

               Duncan Hill, Inc. owns 87% of the outstanding voting capital stock of the Havana Group, Inc. (Havana). In January 1998, the Company contracted with Havana to provide administrative, executive, and accounting services. At January 1, 1999 the agreement was modified and extended on a month-to-month basis as Havana began to incur direct costs for its administrative functions. Havana pays to Kids an accounting, data processing, and administrative charge of $30,000 per year. Additionally, a $1.75 per shipment for warehouse services was paid by Havana until March 8, 2000 when Havana assumed their own warehousing facility and no longer required Kids Stuff Inc.'s fulfillment services.

               Through June 30, 1999, Havana's accounts receivable and inventories are pledged as collateral on Kids line of credit, and Havana also acted as a guarantor. In July 1999 Havana's liability was released as a part of a general restructuring of the Kids line of credit.

          Note 3: Stockholders' Equity

          A.   Common Stock

               As of December 31, 1999 and September 30, 2000, the Company had common stock at a par value of $.001 per share with 25,000,000 shares authorized with 3,512,856 and 3,625,001 shares issued and outstanding, respectively.

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

               Series A Preferred Stock

               As of December 31, 1999 and September 30, 2000, the Company had issued and outstanding 5,000,000 shares of Series A Preferred Stock, $.001 par value. Duncan Hill holds these shares. The holder of the Series A Preferred Stock is entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The Series A Preferred Stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series A Preferred Stock has a liquidation preference of $.001 per share.

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

              On April 30, 2000 Kids Stuff, Inc. paid out dividends earned on the Series 1 preferred stock through December 31, 1999. The dividend was paid in the form of 104,145 common shares with a market value of $183,274.

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

          Note 4. Borrowings

              In April 2000, Kids Stuff, Inc. restructured both their line of credit and bridge loan with Bank One in April of 2000. The Company retired the 24-month $500,000 revolving line of credit by obtaining a new 24-month line of credit that allows for a maximum of $1,000,000 to be drawn on determined by an asset based financing calculation bearing interest at prime plus 1%. At September 30, 2000, the amount that Kids Stuff, Inc. was able to draw on the line was $812,054, of which $803,600 was outstanding. In addition, the $300,000 bridge loan was retired with the proceeds of a new short-term note of $300,000 bearing interest of prime plus 1%, due on December 31, 2000.

              In July 1999, Kids Stuff obtained a new credit facility from Bank One, N.A. Bank One extended a 24-month revolving credit line in the amount of $500,000, bearing interest at prime plus 1%. Additionally, Bank One extended a 60-month term loan to the Company for $300,000, bearing interest at 8.78%. The Company's previously outstanding $800,000 line of credit was retired with the proceeds of the new borrowings. The new loans are secured by the assets of the Company, a third mortgage on the Company's real estate, cross collateralization of life insurance on the lives of Mr. and Mrs. Miller, and carry unconditional and unlimited guarantees of Mr. William Miller and Mrs. Jeanne Miller.

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

              On November 3, 1999, the Company received proceeds from a Small Business Administration loan, which $550,000 was used to pay down the Bank One, N.A. note. The interest on this note is 7.28% with a maturity date of December 3, 2019.


          Note 5. Incentive Plans

          A. Incentive Compensation Plan

               During 1997, the Company adopted an Incentive Compensation Plan (the "Plan"). The Plan is designed to motivate employee participants to achieve the Company's annual strategic goals. Eligibility for participation in the Plan is limited to the Chief Executive Officer and the President of the Company, and such other employees of the Company as may be designated by the Board of Directors from time to time. For each fiscal year of the Company, the Board will establish a bonus pool not to exceed 10% of the Company's operating income. The amount of such pool with respect to any year shall be determined subsequent to the end of that year upon the determination of the Company's operating income for that year. Each participant in the Plan is eligible to receive from the bonus pool an annual award of up to 50% of the participant's base salary. There were no awards in 1999 or the first nine months of 2000.

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

          Note 7. Purchase of Land and Building

               In July 1999, the Company finalized an agreement to purchase a building located in North Canton, Ohio, which will serve as the office and warehouse facilities for the Company, Havana, and Duncan Hill. The purchase price of the building was $2,200,000. The purchase was partially financed through a commercial real estate loan in the amount of $1,690,000 (See Note 4). On November 3, 1999, the Company received proceeds from a Small Business Administration loan, which $550,000 was used to pay down the Bank One, N.A. note. The interest on this note is 7.28% with a maturity date of December 3, 2019. The building is being depreciated over 40 years on a straight-line basis at $47,500 per year.

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

              On September 30, 1999, Kids Stuff, Inc. established kidsstuff.com as a separate division of the Company. The website acts as an interactive media between the Company's catalogs and its customers. The Company anticipates approximately 20% of its sales to be web based, half of the web based customers being redirection from the catalogs, while the other half being acquired through solely Internet related means.

                              RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

               Net sales for the quarter ended September 30, 2000 were $4,212,901, an increase of $358,252 or 9.3% from the same quarter last year. The increase is due to additional marketing efforts as discussed below.

               Cost of sales increased from 52.1% of net sales in 1999 to 53.4% in 2000 due to a blend of products sold.

               Selling expenses were 35.8% of sales for the third quarter of 2000 compared with 29.7% of sales in the third quarter of 1999. The increased selling expense in 2000 resulted from the increased circulation of catalogs from 2.4 million in the third quarter of 1999 to 2.6 million in the third quarter of 2000 and higher production costs per catalog.

               For the third quarter of 2000, general and administrative expenses were $673,403 or 16.0% of sales, compared to $540,820 or 14.0% of sales during the same quarter in 1999. The increase of $132,583 was due to increases in personnel and other infrastructure costs in anticipation of sales increases. The response rate on mailings was not as favorable as anticipated. Effective August 25, 2000, the Company reduced its general and administrative personnel by ten and took action to reduce other general and administrative expenses in order to reduce total general and administrative expenses by approximately 25%.

               Net loss for the third quarter of 2000 was $284,167 or 6.7% of sales, as compared to net income of $104,932 or 2.7% of sales in the third quarter of 1999. The increased losses were due to the increased marketing and general and administrative expenses described above as well as the lower than anticipated response rate on mailings.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

               Sales for the nine months ended September 30, 2000 increased 2.1% to $12,151,426, compared with $11,906,161 for the same period of 1999. Net loss for the first nine months of 2000 was $1,285,162 compared with a net income of $402,486 for the same period in 1999.

               Cost of sales increased to 54.8% in 2000, compared with 52.1% of net sales in 1999. The change is attributable to both the blend of products sold and increased purchase cost of inventory over prior year levels.

               Selling expenses, consisting of advertising and marketing costs, increased to 35.4% of net sales in the first nine months of 2000, compared with 28.9% for the same period in 1999. This increase is attributable to increased circulation of catalogs from 6.7 million catalogs in the first nine months of 1999 to 7.0 million catalogs in the first nine months of 2000. Additionally, the costs incurred in the purchase of outside mailing lists increased in 2000. The increase in marketing costs as a percent of net sales also increased due to lower response rates than anticipated.

               General and Administrative expenses increased by $572,481 to 19.0% of net sales in 2000, compared with 14.5% of net sales in 1999. The increase was due to increased personnel and other infrastructure costs in anticipation of sales increases. The response rate on mailings was not as favorable as anticipated.

             LIQUIDITY AND CAPITAL RESOURCES

                  At September 30, 2000, our  accumulated  deficit was increased by $1,285,162 from December 31, 1999 because of the loss for the first nine months of 2000. In addition to the net loss, cash was used by accounts receivable increases of $28,383 and increased deferred catalog expense of $223,944 and increases in prepaid expenses. These uses were partially offset by non-cash charges of $385,134 for depreciation and amortization, decreases in inventory and increases in accounts payable, customer advances and accrued expenses. The Company invested $328,060 in property, equipment and other assets, primarily for implementation of the new accounting and operational software systems. Borrowings in excess of repayments on debt provided $538,634 from financing activities.

                  At September 30, 1999, our accumulated  deficit was reduced by
             $402,486 from December 31, 1998 because of the first nine months losses from operations. In addition to net earnings, cash provided by operating activities including non-cash charges of $353,311 for depreciation and amortization. Largest users of working capital were inventory increases and increased deferred catalog expense, totaling $1,300,365. Higher volume mailings of catalogs, as compared to 1999, accounts for the increased deferred expense and inventory needs.

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

                  In the third  quarter  of 1999  Kids  Stuff  restructured  its banking facility with Bank One, N.A. As a result, Bank One provided commercial real estate financing for the purchase of our building in the amount of $1,690,000, a revolving line of credit in the amount of $500,000, and a five-year term loan in the amount of $300,000. On November 3, 1999, the Company received proceeds from a Small Business Administration loan, which $550,000 was used to pay down the Bank One, N.A. note. The interest on this note is 7.28% with a maturity date of December 3, 2019.
              As a result of this  restructuring,  Kids Stuff generated net cash from financing activities in the amount of $3,706,234, after a pay-down of $31,080 in amounts due to affiliates.

                  At  September  30,  2000,  our credit line of  $1,000,000  was borrowed at $803,600. The line is a 24-month revolving line of credit, secured by the assets of Kids Stuff and Duncan Hill, and is personally guaranteed by our President and CEO. The interest rate is prime plus 1%.

                  At September 30, 1999, our accumulated  deficit was reduced by
             $402,486 from December 31, 1998 because of the first nine months earnings performance. In addition to net earnings, cash provided by operating activities including non-cash charges of $353,311 for depreciation and amortization. Largest users of working capital were inventory increases and increased deferred catalog expense, totaling $1,300,365. Higher volume mailings of catalogs, as compared to 1999, accounts for the increased deferred expense and inventory needs.

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

                 KIDS STUFF, INC. FORM 10-QSB SEPTEMBER 30, 2000

                                    Signature

                   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Kids Stuff, Inc.

          DATE: _________

                                     /s/STEPHEN A. MUSIN
                                        Stephen A. Musin, Vice President and CFO

          THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS AND RELATED FOOTNOTES THERETO, OF KIDS STUFF, INC.