Form 10KSB
period 2000-12-31
KIDS STUFF INC
filed 2001-04-17
CIK 1027992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2000

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________ to ________

                        Commission File Number: 000-29334

                                KIDS STUFF, INC.
          -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                34-1843520
(State or other jurisdiction            (I.R.S Employer Identifcation No.)
of incorporation or organization

                           7835 Freedom Avenue, N.W.
                            North Canton, Ohio 44720
               ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

     As of March 22, 2001 at 4:00 P.M., the aggregate market value of the voting stock held by non-affiliates, consisting of approximately 1,400,000 shares of Common Stock and 920,000 shares of Series 1 Preferred Stock, is approximately $370,000 based upon last sales of the Common Stock and Preferred Stock of $.15 per share and $.25 per share, respectively. The number of shares issued and outstanding of the Registrant's Common Stock as of March 30, 2001 was 3,625,001 shares and 920,000 shares, respectively.

Item 1.           Description of Business

The Company

         Kids Stuff, Inc. (the "Company") is a direct marketing company formed under the laws of the state of Delaware. The Company sells and distributes products for children, principally from prenatal to age three, from its catalogs and from its Internet site, www.kidsstuff.com. The Company's sales are derived from the following sources:

o The Natural Baby Catalog. Natural Baby specializes in products for natural childcare, breast-feeding, cloth diapering, and natural fiber clothing for children from prenatal to age three.

o The Perfectly Safe Catalog. Perfectly Safe is the nation's only catalog devoted to child safety, child-proofing the home, and safety-related products for the family.

o Jeannie's Kids Club Catalog. Jeanne's Kids Club consists of selected popular quality hardgoods products from other children's catalogs offered at discounts of up to 60%, in return for an annual membership fee of $18.00 per year.

o Healthy Feet. Healthy Feet is a "kids shoe catalog" which features quality shoes from brands such as Sketchers, Converse, Keds and Bear Feet. In January, 2000, Healthy Feet was renamed to LittleFeet, and reintroduced as an Internet only catalog.

o Internet Marketing. Kids Stuff, Inc.'s web site is a marketing partnership with Yahoo!(R)Shopping. The site is accessible at www.kidsstuff.com or on Yahoo!(R)Shopping (http://shopping.yahoo.com). The web site contains all four of the catalogs, Jeannie's Kids Club, Natural Baby, Perfectly Safe and Little Feet.

o Retail Store. The Company owns and operates a 3,300 square foot retail store, which is named "Kids Catalog Outlet," which features the Company's children's clothing and other merchandise selected primarily from its catalog merchandise.

         The Company distributes its products directly to consumers from its sole location in North Canton, Ohio. The facility, which is owned by the Company, consists of 38,760 square feet. Major functions performed at this facility consist of marketing, merchandising, creative catalog design, inbound telemarketing, electronic data processing of orders, warehousing, shipping, and all administrative functions. The Company's Internet site, www.kidsstuff.com, is managed and operated from this facility. During 2000, the Company received and processed approximately 346,000 orders from this location. The Company's Internet site began operations in the fourth quarter of 1999, and recorded sales of approximately $3.4 million during 2000. Total sales for 2000 were $15,899,473 as compared to $16,729,951 for 1999. Net loss for the year ended December 31, 2000 was $3,236,304 as compared to a net profit of $48,059 for the same period in 1999. The Company needs immediate and substantial additional financing for its operations. See "Item 6."

         Our principal executive offices are located at 7835 Freedom Avenue N.W., North Canton, OH 44720; our telephone number is (330) 492-8090.

History

         Perfectly Safe, Inc. ("Perfectly Safe") was formed by Duncan Hill, Inc. ("Duncan Hill"), a principal stockholder of the Company in 1990 under Ohio law for the purpose of publishing The Perfectly Safe Catalog, which was acquired from Jeanne Miller, an executive officer and director of the Company, in January 1990. Jeanne Miller purchased the Perfectly Safe Catalog in 1988 from the catalog's creator. In July 1995, Perfectly Safe began to publish its second catalog, Jeannie's Kids Club.

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

Company's Operations

     The Company is a direct marketing company formed under the laws of the state of Delaware. The Company sells and distributes products for children, principally from prenatal to age three, from its catalogs and from its Internet site, www.kidsstuff.com.

     Based upon a review of the catalog trade publication called "SRDS Direct Marketing List Service," the Company believes that its first catalog, "Perfectly Safe, The Catalog For Parents Who Care," is the nations only catalog devoted to child safety, child-proofing the home, and safety-related products for the family. Since 1990, the Company has published over 23 million Perfectly Safe catalogs and helped childproof over 425,000 homes.

     During July, 1995 the Company introduced "Jeannie's Kids Club" catalog to broaden its market through a new direct marketing concept in children's products. Jeannie's Kids Club offers parents who become club members the opportunity of saving up to 60% compared with the same products in other popular children's catalogs. The current annual membership fee is $18.00.

     In July 1997, the Company acquired from Baby Co. its third catalog, The Natural Baby Catalog, which specializes in products made of natural fiber, for children from prenatal to age three. The Natural Baby Catalog carries both hardgood products and softgood products (i.e., products primarily made from fabrics).

     In September 1999, the Company introduced a new catalog called "Healthy Feet" offering over 1,200 selections and sizes of shoes, with an emphasis on ages birth to age six. To support this new venture, Kids Stuff, Inc. mailed 402,000 catalogs to its target audiences. Healthy Feet, a "kids shoe catalog" features quality shoes from brands such as Sketchers, Converse, Keds and Bear Feet.

     In November, 1998, the Company leased a retail store in Canton, Ohio. The retail store, which is named "Kids Catalog Outlet," features the Company's children's clothing and other merchandise which have not been sold through the Company's catalogs. During 2000, the retail store generated less than 2% of the Company's sales; the retail store is currently being re-evaluated by the Company.

     In October, 1999, Kids Stuff, Inc. launched its new web site in a marketing partnership with Yahoo! Shopping. The site is accessible at www.kidsstuff.com or on Yahoo! Shopping (http://shopping.yahoo.com). The web site contains all four of the catalogs, Jeannie's Kids Club, Natural Baby, Perfectly Safe and Little Feet.

     During 2000, the Company's sales by product area were as follows:

         [OBJECT OMITTED]

         The Market

         The Company's market for children's goods is affected by the number of births as well as women in the work force. The Company believes that a birth rate of an estimated 3.8 million births per year and the high percentage of women in the work force place an emphasis on the convenience and value of shopping by catalog and through the Internet, although there can be no assurance that the Company is correct in such belief.

Strategies

         The Company believes that its expertise in the merchandising and direct marketing of children's products will provide the basis for future growth by the use of the following strategies:

         DIVERSIFY DIRECT MARKETING EFFORTS. During 1999, Kids Stuff, Inc. generated over 95% of its sales exclusively through catalog distribution. Year 2000 results indicate that Kids Stuff, Inc. generated approximately 78% of its sales through traditional catalog orders, 11% from consumers who received catalogs and elected to order through the Internet, and 11% through pure Internet marketing efforts. The Company desires to expand on this trend, and to further diversify its sales by non-traditional means, such as co-operative mailings, package inserts, and joint marketing agreements.

         DIVERSIFY   PROGRAMS  TO  ACQUIRE  NEW   CUSTOMERS.   The  Company  has
historically relied upon traditional catalog circulation to acquire new customers to replenish the attrition from its customer base. This has been from catalog mailings to mailing lists rented from other sources, such as baby magazine subscription lists, other baby catalogs, etc. During 2000, outside rental lists became less responsive and caused higher than normal advertising costs. The Company believes that it can acquire new customers through the Internet and other sources at more attractive rates than catalog distribution, and desires to balance its efforts in this area so that no more than 50% of new customers are acquired from catalog sources.

     REDUCE CATALOG CIRCULATION. The Company believes that it can increase sales and reduce catalog circulation through the diversification of its marketing efforts and use of less expensive media to generate sales. The Company will achieve this by elimination of the less profitable segments of its mailings, while placing more emphasis on the more lucrative segments of its diversified marketing programs.

     INTERNET SALES. During 2000, the Company generated over $3.2 million of its sales through the Internet site, www.kidsstuff.com. Approximately 90% of this business is from consumers who have received catalogs, and the balance from consumers acquired by Internet marketing. At present the Company's Internet site is a part of Yahoo! Shopping, and the Company's Internet business has been largely derived as a result of that arrangement. The Company believes that by expanding its presence on other sites, it can increase its Internet business from outside sources and reduce its dependence upon catalog distribution to drive Internet sales.

     EXPAND INTERNET INFRASTRUCTURE. The Company's Internet site at www.kidsstuff.com was developed using certain software and processing systems from Yahoo! Shopping. The Company desires to establish its own independent Internet site as well, and link to Yahoo! Shopping. By doing this the Company achieves additional flexibility and can incorporate features not now available. Additionally, certain other Internet sites such as AOL cannot function using the Yahoo! system, and the Company is precluded from entering into an agreement with AOL until it has an independent Internet site available to it.

Five  Point Operations Plan

     During fiscal 2001, Kids Stuff will seek to implement a six point operations plan to increase sales and reduce overhead. These include the following:

1. Contact manufacturers where Kids Stuff experiences a high rate of return and ask manufacturers to correct deficiencies in their product(s) to reduce returns.

2.                Reduce general and administrative overhead.

3. Structure catalog mailings to an average of ten mailings per catalog per year, instead of eleven mailings at present.

4. Conduct merchandising tests to determine if a single catalog can be successful with all three product groupings.

5. Improve purchasing and inventory controls to reduce the number of times that the Company is out of stock on products resulting in partial shipments and unnecessary additional delivery costs.

Merchandising

     The merchandising function for the Company is primarily handled by one of the Company's founders and current President, Jeanne E. Miller. Mrs. Miller was previously President of Perfectly Safe, Inc., and responsible for the development of its business. She is the author of "The Perfectly Safe Home" an authoritative book on child safety. Two of the catalogs, Perfectly Safe and the Natural Baby Catalog, have won national awards for excellence in their field. Mrs. Miller is also a past judge for national catalog awards in fields other than children's products.

     The Company emphasizes quality and safety in the selection of its products, and provides full price merchandise tested by the Company. The sale of its products is backed by a full satisfaction warranty.

     The Perfectly Safe Catalog currently consists of 40 pages containing approximately 250 products. Products are principally hard-goods, and approximately 55% directly relate to child safety and child proofing the home. The balance consists of safety tested convenience products and toys. Unlike fashion catalogs which change their mix of products offered based upon trends and seasonality, Perfectly Safe retains proven products with only seasonal changes.

     During 1995, the Company used its merchandise expertise in children's products to design and launch its Jeannie's Kids Club Catalog. The target market is upper income parents who want quality, value and convenience in products for their children. Jeannie's Kids Club Catalog consists of selected, popular quality hard-goods products offered at discounts of up to 60%, in return for an annual club membership fee, currently $18.00 per year. Jeannie's Kids Club Catalog currently consists of 40 pages containing approximately 250 products.

     Purchased by the Company in 1997, the Natural Baby Catalog emphasizes primarily softgood products for babies and their parents. Product selections include natural cotton diapers, products for breast feeding, natural fiber clothing, and wooden toys. The catalog is 48 pages and contains approximately 350 products, all of which are natural fiber, non-toxic and environmentally safe. Approximately 30% of The Natural Baby Catalog product line are exclusive or private label products.

     In September 1999, the Company introduced a new catalog called "Healthy Feet", offering over 1,200 selections and sizes of shoes, with an emphasis on ages birth to age six. Healthy Feet Catalog features quality shoes from brands such as Sketchers, Converse, Keds and Bear Feet. At the beginning of the year 2000, the catalog was renamed to "Little Feet", and reintroduced as an Internet catalog only, without traditional catalog mailing support.

     Products on the Company's Internet site, www.kidsstuff.com, are selections from the Company's traditional catalogs. The Internet site acts as a children's portal, and each of the Company's catalogs carry its own identity within www.kidsstuff.com, and accepts its own unique orders. The Company believes that its merchandising expertise and experience in its children's catalogs will translate directly to Internet merchandising, and that products popular in one media will prove similarly popular in another media. However, costs of offering and maintaining products on the Internet will be substantially less than in traditional catalogs.

     The Company continually identifies and tests new product categories that are natural extensions of the core business. In traditional catalogs each product and product category is measured for its revenue and profitability. To do this advertising costs are allocated to the product based upon the number of square inches of catalog pages consumed in its presentation. Products are then rated by profitability performance with weaker products either removed or altered in their presentation. In Internet merchandising no such advertising analysis exists. The Company anticipates that it will offer more products over the Internet than in catalogs for this reason.

     Test products are selected based upon the data contained in the analysis of similar or related products, or sales and feature benefits that the Company's merchandising team feels will appeal to the demographics of the intended catalog or Internet customer.

Marketing

     The Company serves the children's market at an age where the child changes rapidly and many of the products become functionally obsolete within months of the date of purchase. The Company's market is primarily from prenatal to age three. The Company maintains proprietary mailing lists of households with an average income in excess of $50,000 per year, a proven history of mail order purchases and a newborn in the house. The number of customers who purchased in 2000 was over 185,000 households.

     The Company also rents mailing lists from outside sources, which consist of independent list compilers, as well as directly from other children's catalogs. The Company's present average cost of renting mailing lists is $0.10 per household per use.

     In order to select those households most likely to purchase, the Company uses a statistical modeling system. The Company believes that the application of a statistical modeling system, increases the rate of percentage response and profitability of its catalogs, although there can be no assurance that the Company is correct in such belief.

     For its Perfectly Safe and Kids Club catalogs, the Company uses a selling strategy built around two basic selling seasons: fall/winter and spring/summer. Each season requires changes of products appropriate to the time period for the life of the catalog. Catalogs are mailed on a monthly basis, with clearance sales advertised on wrappers of selected catalog mailings. Monthly mailing quantities, however, are subject to significant variations due to changes in timing and availability of rental mailing lists. In 2000, the catalog mailings for Perfectly Safe and Jeannie's Kids Club were 3.5 million and 1.8 million, respectively.

     The Natural Baby Catalog uses a selling strategy based upon three basic selling seasons: spring, summer and fall/winter. While catalogs are mailed monthly, lesser quantities are mailed monthly in the period February-June, with quantities increasing during the fall/winter season. The Natural Baby Catalog mailed approximately 3.8 million catalogs during 2000.

     In September 1999, the Company introduced a new catalog called "Healthy Feet" offering over 1,200 selections and sizes of shoes, with an emphasis on ages birth to age six. Healthy Feet, a "kids shoe catalog" features quality shoes from brands such as Sketchers, Converse, Keds and Bear Feet. At the beginning of the year 2000, the catalog was re-evaluated, renamed "Little Feet Catalog", and reintroduced as an Internet only venture.

     In   October   1999,   the   Company    introduced   its   Internet   site,
www.kidsstuff.com, and followed a strategy of mirroring its offerings in its catalogs. The Company believes that this initial strategy has been successful, as sales have developed in accordance with the Company's initial plan. However, the Company believes that as its experience and tests with Internet marketing develop, the Company will develop separate Internet marketing strategies that utilize the inherent advantages of the Internet.

Customer Service and Telemarketing

     The Company derives approximately 78% of its catalog orders through orders placed over the telephone, and emphasizes superior customer service and friendliness in its sales representatives. The Company's method of receipt of payment includes major credit cards and checks. The Company's return policy is unconditional, and provides that if a customer is not satisfied with his or her purchase for any reason, it may be returned within 30 days for a full refund or exchange. If a shipping error has occurred the Company will issue call tags to pick up merchandise shipped in error and will send a corrected shipment. During 2000, the Company processed over 358,000 telephone calls, including product orders, catalog requests, and service requirements.

Business Systems

Telephone

     The Company has a Fujitsu F9600 PBX system with switching for 64 digital ports and 48 analog ports. The switch is fully programmable to change the phones and features to meet various requirements. The system controls 34 programmable digital phones for the office personnel and 50 programmable digital phones for order entry, conference rooms and warehouse. The Software allows the Company to monitor the call activity coming into order entry and customer service.

     Outside connection uses four T1's and one PRI, a Primary Rate Interface, which runs on a digital network for local service, with one T1 dedicated to Internet activity.

     The Company currently has 29 toll free numbers that are used mainly for order entry and customer service functions. Additionally, the Company has 50 toll free numbers that are not in use, but are reserved for later use, as well as 49 corporate numbers that are used for modems, faxes, customer service, outbound, etc.

Network

     The Company's network utilizes a Pentium based server and Windows NT software. The Company's 46 office computers are interconnected through Windows NT, and have Internet access through a separate secured gateway T1 interface with a dedicated Pentium server. This allows all users with a network connection to gain access to the Internet.

     The Company is running on an NT network platform across four servers with 69 NT user licenses. Navision, the Company's accounting software, also runs on Windows NT, as does the Company's timecard system. All computers run Windows 98, and currently use Microsoft Office 2000.

Data Processing

     The Company's data processing system uses an ADDS-Mentor server with a Pick-MvBase database with 74 user licenses. This machine is also a backup to the main NT server. Application software was purchased by the Company in 1991 and modified over time to meet the Company's changing requirements. At this time , the Company considers that its application software is proprietary. The system serves 46 PC's for office personnel, 25 terminals for order entry and 16 terminals for the warehouse with capacity for 23 more order entry terminals and 6 more warehouse terminals.

Fulfillment and Delivery

     The Company's fulfillment and delivery objective is to provide excellent customer service within a low cost structure. Its fulfillment operations consist of 30,000 square feet of owned facilities in North Canton, Ohio. Orders shipped are individually recorded and posted through the use of barcode scanners, so that sales records and credit card deposits are electronically posted. The Company's fulfillment center processed approximately 346,000 and 357,000 shipments in 2000 and 1999, respectively.

Inventory and Purchasing

     The Company conducts its purchasing operations at its general offices in North Canton, Ohio. Each catalog contains between 250 and 350 products. Each product is reviewed weekly through the use of computerized reports that provide detailed information regarding inventory value, unit sales, and purchasing delivery times.

Product Sourcing

     The Company acquires products for resale in its catalogs from numerous domestic vendors. No single source supplied more than 10% of the Company's products during the last three years.

Seasonality

     The Company's business incurs limited seasonal variations, and the Company's three catalogs tend to offset each other to smooth out seasonal variations. As a result, the Company projects that quarterly sales of its catalogs will provide approximately 23% to 27% of total annual catalog sales, with only a small overall increase in the fourth quarter.

     The Company's Internet sales have limited historical experience from which to base seasonality, and as a result the Company has used the projection of historical quarterly sales. The fourth quarter of 2000, accounted for 27% of total annual Internet sales.

     On a consolidated basis, the Company's overall seasonality is projected to approximately 30% of total Company sales in the fourth quarter, with the remaining three quarters approximately equal; however, fourth quarter sales in 2000 were approximately 24% of total year sales.

Competition

     The Company's business competes with other mail order catalogs, retail stores, and most recently Internet based retailers. These include department stores, specialty stores, discount stores, mass merchants and Internet stores. Many general and specialty catalog competitors, as well as retail and Internet stores have substantially greater financial, distribution and marketing resources than the Company. However, catalogs such as "Hanna Anderson" and "Biobottoms," compete with The Natural Baby Catalog in selected product areas, but do not compete across the entire product line. The same is true of Perfectly Safe and Kids Club catalogs, where "One Step Ahead," and "Sensational Beginnings" compete directly in certain product areas but do not compete across the entire product line.

     Internet stores have grown substantially since 1999, and offer substantial competition due to their business models. Offerings include discounted prices, free shipping and handling, and free gift wrapping that produce strong competitive pressure. Management believes that it should not follow these competitive strategies, but adhere to its full margin pricing policies with selected sales and price discounts or "specials."

Trade Marks and Trade Names

     The Company owns ten federally registered trademarks such as "Perfectly Safe", "Jeannie's Kids Club", and the "The Natural Baby Co., Inc." Additionally, the Company owns 28 Internet Domain identities, such as Kidsstuff.com and Perfectlysafe.com.

     While the Company believes that its trademarks provide adequate protection for its business purposes, there can be no assurance as to the extent of the protection that will be provided to the Company, or that the Company will be able to afford the expenses of any complex litigation which may be necessary to enforce the proprietary rights.

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

     Under current law catalog retailers are permitted to make sales in states where they do not have a physical presence without collecting sales tax. The Company believes that it collects sales taxes in states where it is required to do so. However, since 1987, legislation has been introduced periodically in the U.S. Congress which would permit states to require sales tax collection by mail order companies. To date, this proposed legislation has not been passed. Should Congress, however, pass such legislation in the future, most states could be expected to require sales tax collection by out-of-state mail order companies. This would increase the cost of purchasing the Company's products in those states and eliminate whatever competitive advantage that the Company may currently enjoy with respect to in-state competitors in terms of sales taxation, as well as increasing the administrative and overhead costs to the Company in connection with the collection of such sales tax. There can be no assurances given that these state sales tax laws will not be changed in the future to the detriment of the Company. The Company has no claims or regulatory matters in process or pending as of March 30, 2001.

Product Liability Insurance

     Since 1990, the Company's parent, Duncan Hill, has carried product liability insurance for the Company. The current coverage is $1 million per occurrence with an aggregate limit of $2 million. The policy is supplemented by an umbrella liability policy providing coverage of an additional $1 million per occurrence, $2 million aggregate. The policies are carried by Duncan Hill, with the Company as a named insured. The policies are issued for a period of one year and are currently in effect through September 17, 2001. The Company may, in the future, procure the same coverage in its name, alone. Although the Company believes that its present insurance coverage is sufficient for its current level of business operations, there is no assurance that such insurance will be sufficient to cover potential claims, or that adequate, affordable insurance coverage will be available to the Company in the future. An uninsured successful claim against the Company or a successful claim in excess of the liability limits or relating to an injury excluded under the policy could have a material adverse effect on the Company. Employees

     As of January 1, 2001, the Company had 74 full time employees and 9 part time employees. Of this total, 7 employees or 10% of total full-time employees, hold positions of managers; 58 employees or 78% of the total, hold hourly paid positions. The largest single segment of the Company's employment is in direct labor involving order entry, customer service, and distribution, where 49 employees or 59% of total Company employment is involved. The work force is non-union, and the Company does not anticipate a union presence in the foreseeable future.

Item 2.  Description of Property.

     In September 1999, the Company purchased and relocated to its present corporate office and distribution center in North Canton, Ohio. The facility is adjacent to Interstate 77 and approximately five minutes from the Akron Canton Airport. The facility consists of 38,760 square feet, with 10,880 square feet of office and 27,880 square feet of warehouse facilities. The entire facility is sprinklered and air-conditioned. All business functions are under this one roof with the exception of the Retail Outlet Store. The office includes facilities for Marketing, Merchandising, Purchasing, Customer Service, and Administration functions. Also included is a special section for Internet Administration and another area for Macintosh based Creative and Graphics functions. Orders processed in the Customer Service and Internet departments are entered directly into the main computer, processed, and printed in the warehouse for shipment. In 2000, the Company processed over 346,000 orders from this facility.

     Management believes that the Company's facility is scalable without physical expansion to sales of $25 to $30 million per year. Further expansion beyond that could require an added warehouse facility, connected by T-1 telephone lines from our Customer Service operation. Space is available within a five mile radius of the present facility, and the Company has the technology to handle the connections.

     In August 1998, the Company entered into a lease for retail space at 4418 Belden Village Street, Canton, OH, containing approximately 3,400 square feet of space. This lease, which amends an earlier lease, has a term expiring December 31, 2002. The Company pays a monthly rent of approximately $2,250.

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


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     In June 1997, the Company sold Units to the public consisting of two shares of Common Stock and eight Class A Warrants. The Company's Common Stock and Class A Common Stock Purchase Warrants ("Class A Warrants") have been quoted since June 1997 on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbols "KDST" and "KDSTW, respectively." Each Class A Warrant entitles the holder to purchase one share of

Common Stock at an exercise price of $5.00 per share until the close of business on June 26, 2002. As of March 22, 2001, at 4:00 P.M. Eastern Standard Time, the last sale price of the Common Stock and Class A Warrants in the over-the-counter market were $0.16 and $0.01, respectively. The following table reflects the high and low sales prices for the Company's Common Stock and Class A Warrants for the periods indicated as reported by the NASD.

                                  Common Stock

                                                                         High                Low
Fiscal Year Ended December 31, 1999
         First Quarter                                                    $4.00.............$2.63
         Second Quarter                                                    3.50..............1.75
         Third Quarter                                                     2.25..............1.00
         Fourth quarter                                                    2.25..............0.44

Fiscal Year Ended December 31, 2000:
         First Quarter                                                    $3.50.............$0.46
         Second Quarter                                                    2.75..............0.38
         Third Quarter                                                     0.59..............0.38
         Fourth Quarter                                                    0.50..............0.16

                                Class A Warrants

Fiscal Year Ended December 31, 1999:
         First Quarter                                                    $0.94.............$0.22
         Second Quarter                                                    0.75..............0.19
         Third Quarter                                                     0.38..............0.13
         Fourth Quarter                                                    0.28..............0.06

Fiscal Year Ended December 31, 2000:
         First Quarter                                                    $0.55.............$0.07
         Second Quarter                                                    0.25..............0.04
         Third Quarter                                                     0.06..............0.03
         Fourth Quarter                                                    0.04..............0.01

     The quotations in the table above reflect inter-dealer prices without retail markups, markdowns or commissions.

     In March 1999, the Company completed a public offering of securities through Fairchild Financial Group, Inc. In the offering, the Company sold 460,000 Units at the public offering price of $5.50 per Unit (the "Preferred Units"). Each Preferred Unit consisted of one share of Series 1 Preferred Stock and two Series 1 Preferred Stock Purchase Warrants. Commencing September 3, 2000, each share of Series 1 Preferred Stock is convertible into two shares of Common Stock. Commencing September 3, 2000, each Preferred Warrant entitles the holder to purchase one share of Series 1 Preferred Stock at an exercise price of

$6.00 per share until the close of business on March 3, 2002. The Preferred Units, Series 1 Preferred Stock and Series 1 Preferred Stock Warrants commenced trading on the OTC Electronic Bulletin Board on March 4, 1999 under the symbols, "KDSPU," "KDSPP" and "KDSPW," respectively. As of the close of business on March 22, 2001, the closing sales prices of the Series 1 Preferred Stock and Preferred Warrants were $0.25 and $0.02, respectively.

                                 Preferred Units

                                                                         High                Low
Fiscal Year Ended December 31, 1999
         March 1999                                                       $9.25.............$7.00
         Second Quarter                                                    8.88..............7.75

                                 Preferred Stock

Fiscal Year Ended December 31, 1999:
         March 1999                                                       $7.00.............$6.00
         Second Quarter                                                    7.38..............6.75
         Third Quarter                                                     7.13..............4.81
         Fourth Quarter                                                    6.25..............1.00

Fiscal Year Ended December 31, 2000:
         First Quarter                                                    $3.75.............$1.12
         Second Quarter                                                    3.00..............0.88
         Third Quarter                                                     1.00..............0.75
         Fourth Quarter                                                    0.81..............0.31

                               Preferred Warrants

Fiscal Year Ended December 31, 1999:
         March 1999                                                       $1.13.............$1.00
         Second Quarter                                                    1.25..............0.88
         Third Quarter                                                     1.50..............0.47
         Fourth Quarter                                                    1.44..............0.06


Fiscal Year Ended December 31, 2000:
         First Quarter                                                    $0.84.............$0.06
         Second Quarter                                                    0.62..............0.12
         Third Quarter                                                     0.12..............0.06
         Fourth Quarter                                                    0.09..............0.02

     The quotations in the tables above reflect inter-dealer prices without retail markups, markdowns or commissions.

     The Company had 17 and 1 record holders of its Common Stock and Series 1 Preferred Stock, respectively, as of March 22, 2001, as reported by its transfer agent (American Stock Transfer & Trust Company). The foregoing does not include beneficial holders of the Company's Common Stock which are held in "street name" (i.e. nominee accounts such as Depository Trust Company).

     No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future. The Company expects to meet its dividend obligations of $.495 per share to its Series One Preferred Shareholders.

Item 6. Management's' Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to December 31, 1999

         Net loss for the year ended December 31, 2000 was $3,418,811 compared to a net profit of $48,059 for the same period of 1999. The Company attributes this change to a decrease in net sales and increases in costs of sales, selling expenses, general and administrative expenses, and interest expense; as well as, a write-down in intangible assets and the cumulative effect of the adoption of a change in accounting.

Net Sales:

         Total net sales for 2000 decreased  $830,478,  or 5.0%, to $15,899,473, compared with $16,729,951 for 1999. Net sales include sales from merchandise, Jeannie's Kids Club memberships, shipping and handling charges, and mailing list rentals.

         The decrease in sales is mainly attributable to The Natural Baby Catalog, which recorded 2000 sales of $5,813,236 compared with $6,835,766 in 1999, a decrease of $1,022,530, or 15.0%.

         The net sales of the Perfectly Safe Catalog also decreased by $179,747 to $5,153,021 in 2000 compared with $5,332,768 in 1999. Net sales of Jeannie's Kids Club Catalog, also decreased to $2,563,493 in 2000 compared with $2,583,447 for 1999.

Cost of Sales:

         Cost of sales, as a percentage of net sales, increased from 60.1% for 1999 to 60.8% for 2000. Gross profit decreased by $448,105, or 6.7%, to $6,230,181 in 2000 compared to $6,678,286 in 1999.

Selling Expenses:

         Selling expenses, which consist of advertising and other marketing related expenses expressed as a percentage of sales, increased from 29.7% for 1999 to 36.8% for 2000. The increase of $889,826, from $4,968,552 in 1999 to
$5,858,378 in 2000, was due to higher catalog costs and a decrease in the sales per catalog ratio. Total catalog circulation was approximately 9.1 million for 2000 compared to 8.9 million for 1999.

Other Expenses:

         General and administrative expenses were $2,751,623, or 17.3% of net sales, for 2000, and $1,603,808, or 9.6% of net sales, for 1999. The increase in general and administrative expense was attributable to increased costs related to the new building, web site development, including additional employees and equipment, an increase in professional fees, and a decrease in total costs charged to The Havana Group, Inc., an affiliated company. Total costs charged to Havana in 2000 and 1999 amounted to $35,247 and $225,086, respectively. At January 1, 1999, the agreement was modified and extended on a month-to-month basis as Havana began to incur direct costs for its administrative functions. Havana currently pays to the Company an accounting, data processing, and administrative charge of $30,000 per year.

         During 2000, the Company determined that the remaining unamortized costs of certain intangible assets were impaired and the balances amounting to $594,131 were written-off.

         Interest expense increased to $249,051 in 2000 from $132,649 in 1999 as a result of the increase in borrowings.

         During 2000, the Company recorded a charge of $239,726 (an increase in deferred revenue) representing the cumulative effect on prior years (to December 31, 1999) for the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition.

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

         In July 1999 Kids Stuff obtained a new credit facility from Bank One, N.A. Bank One extended a 24 month revolving credit line in the amount of $500,000, bearing interest at prime plus 1%. Additionally, Bank One extended a 60 month term loan to the Company for $300,000, bearing interest at 8.78%. The due date of the note was extended to March 31, 2001 and is currently in arrears. The Company's previously outstanding $800,000 line of credit was retired with the proceeds of the new borrowings. The Bank One revolving credit line which becomes due and payable on April 30, 2001 was increased to $1,000,000 on May 10, 2000. These loans are secured by the assets of the Company, a third mortgage on the Company's real estate, cross collateralization of life insurance on the lives of Mr. and Mrs. Miller, and carry unconditional and unlimited guarantees of Mr. William Miller and Mrs. Jeanne Miller.

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

         As of April 10, 2001, the Company has violated various covenants of its line-of-credit and has not paid its $300,000 term note that became due and payable on March 31, 2001. Bank One N.A. has the right to declare the entire unpaid balance of its outstanding notes to be immediately due and payable. Bank One N.A., pursuant to an agreement dated January 24, 2001, entered into a forbearance agreement until March 31, 2001, that was conditioned upon the Company not further defaulting on any of its existing loan agreements. Prior to March 31, 2001, the Company made all required payments of principal and interest under all of its loan agreements. The Company is in discussions with Bank One N.A. to enter into a new forbearance agreement and extension of the Company's existing credit facilities and notes thereunder. The Company is also currently seeking to obtain a new institutional lender to replace its existing lending facilities. No assurances can be given that these efforts will be successful.

         At February 28, 2001, the Company had a working capital deficit of $1,632,000. As of February 28, 2001, the Company owed Bank One N.A. a total of approximately $2,148,000, including $300,000 under its note and $747,000 under its line-of-credit. The Company has not been able to make timely payments to all of its trade creditors. As of year end and February 28, 2001, the Company had past-due payables in the amount of $1,555,000 and $2,035,000, respectively. Certain vendors have suspended merchandise deliveries to the Company without cash payments in advance. As a result, the Company was not always able to make all shipments on new orders on a timely basis. The Company will require significant cash outlays for the foreseeable future to fund its delinquent trade credit balances and to meet ongoing trade and other debt obligations. The Company will require and is currently seeking sources of additional equity or debt financing in amounts that could be substantial. The type, timing and terms of financing the Company may obtain will depend upon its total cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that it will be able to find any such financing sources at any given time on favorable terms, if at all, or that, if such additional sources of financing cannot be obtained, that it will be able to continue to operate as a going concern.

         At December 31, 2000, the Company had a deficit in retained earnings of $5,036,823, compared with a deficit of $1,390,312 at December 31, 1999. This change resulted from the 2000 net loss of $3,418,811 and a charge $227,700 as a result of the 104,145 shares of common stock issued in payment of dividends on preferred stock.

         For the year ended December 31, 2000, operating activities used $1,179,818 in cash. Funds were provided primarily by increases in accounts payable, customer advances, and accrued expenses of $736,902, decreases in accounts receivable of $122,247 and inventories of $197,092, and non-cash expenses in depreciation and amortization of $417,603 and impairment of intangible assets of $594,131. Funds were consumed primarily by the net loss of $3,418,811. For the year ended December 31, 2000, the Company's investing activities used $286,658 in cash for property and equipment additions. For the year ended December 31, 2000, the Company's financing activities provided $662,856 in cash. This consisted of borrowings on its line of credit in the amount of $395,000, increases in notes payable of $300,000, a decrease in amounts due from affiliates of $124,998, and payments on long-term debt of $157,142. For the year ended December 31, 2000, the combined effect of net cash used by operating activities of $1,179,818, net cash used by investing activities of $286,658, and net cash provided by financing activities of $662,856 decreased cash from $859,431 at December 31, 1999 to $55,811 at December 31, 2000.

         At December 31, 1999, the Company had a deficit in retained earnings of $1,390,312, compared with a deficit of $1,438,371 at December 31, 1998. This change resulted from the 1999 net income of $48,059. For the year ended December 31, 1999, operating activities provided $10,346 in cash. Funds were provided primarily by net income of $48,059, non-cash expenses of depreciation and amortization of $337,180, and a decrease in other assets of $80,244. Funds were consumed primarily by inventory increases of $119,090, and increases in deferred advertising of $325,398. For the year ended December 31, 1999, the Company's investing activities used $2,823,856 in cash. Property and equipment additions used $2,570,643 for increases in equipment and the purchase of corporate office warehouse complex. Additionally, the Company invested $253,213 in catalog development and redesign to alter the format, appearance, design, and presentation of its products. For the year ended December 31, 1999, the Company's financing activities provided $3,647,515 in cash. This consisted of repayments on its line of credit in the amount of $262,000, increases in notes payable of $2,740,000, the sale of common stock fees of $102,624, and increases in amounts from affiliates of $93,898. For the year ended December 31, 1999, the combined effect of net cash provided by operating activities of $10,346, net cash used by investing activities of $2,823,856, and net cash provided by financing activities of $3,647,515 increased cash from $25,426 at December 31, 1998 to $859,431 at December 31, 1999.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. Not applicable.

                                KIDS STUFF, INC.


                                FINANCIAL REPORT

                                KIDS STUFF, INC.

                                    CONTENTS






------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                    Page

INDEPENDENT AUDITORS' REPORT                                                                                        F-3

FINANCIAL STATEMENTS
     Balance sheets                                                                                              F-4 through F-5
     Statements of operations                                                                                       F-6
     Statements of stockholders' equity                                                                             F-7
     Statements of cash flows                                                                                       F-8
      Notes to financial statements                                                                              F-9 through F-17


                          Independent Auditors' Report



To the Stockholders and Board of Directors
Kids Stuff, Inc.
Canton, Ohio

     We have audited the accompanying balance sheet of Kids Stuff, Inc. (a subsidiary of Duncan Hill, Inc.) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kids Stuff, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $3,418,811 during the year ended December 31, 2000, had a working capital deficit of $3,515,874 as of December 31, 2000, is in default on its loan agreements, and is in arrears on accounts with certain vendor creditors, all of which raise substantial doubt about its ability to continue as a going concern. The Company's liquidity and management's plans in regard to these matters are described in Note 1.L and 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                            HAUSSER + TAYLOR LLP

Canton, Ohio
April 10, 2001

                                KIDS STUFF, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 and 1999

                                                   2000         1999
ASSETS

CURRENT ASSETS
     Cash ..................................   $   55,811   $  859,431
     Accounts receivable ...................      135,327      257,574
     Inventories ...........................    1,847,913    2,045,005
     Deferred catalog expense ..............      699,091      740,425
     Due from affiliates ...................      109,392      234,390
     Prepaid expenses ......................       45,487      170,871
                                               ----------   ----------
        Total current assets ...............    2,893,021    4,307,696

PROPERTY AND EQUIPMENT
     Land ..................................      214,000      214,000
     Building and improvements .............    2,041,553    2,026,172
     Data processing equipment and software       596,419      401,182
     Leasehold improvements ................       36,779       34,074
     Web site development ..................      184,883      132,891
     Machinery and equipment ...............       96,599       86,901
     Furniture and fixtures ................      137,856      126,211
                                               ----------   ----------
                                                3,308,089    3,021,431
     Less accumulated depreciation .........      379,581      206,652
                                               ----------   ----------
                                                2,928,508    2,814,779
OTHER ASSETS,net of accumulated amortization
     Goodwill ..............................      958,705    1,015,805
     Catalog development and other .........            0      368,995
     Customer list .........................            0      330,655
     Deferred financing fees ...............            0       82,055
                                               ----------   ----------
                                                  958,705    1,797,510

                                               ----------   ----------
                                               $6,780,234   $8,919,985
                                               ==========   ==========




   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 and 1999


                                                  2000          1999
                                                  ----          ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt ....................   $   160,949    $   157,000
     Long-term debt reclassified due to loan
            covenant violations (Notes 5 & 6) .............     1,837,031
         Accounts payable .................................     2,786,879      2,352,318
     Line of credit .......................................       895,000        500,000
     Note payable .........................................       300,000           --
     Deferred revenue .....................................       318,322         15,302
     Accrued expenses .....................................       110,714        111,393
                                                              -----------    -----------
        Total current liabilities .........................     6,408,895      3,136,013

LONG-TERM DEBT, net of current portion ....................          --        1,998,122


STOCKHOLDERS' EQUITY
     Preferred stock, $.001 per share,
           10,000,000 shares authorized:
             Series A, 5,000,000 shares issued
                  and outstanding, voting, without dividend         5,000          5,000
             Series 1, 460,000 shares issued and
                  outstanding, voting, aggregate
                  liquidation of $2.53 million plus
                  cumulative unpaid dividends of $227,700 .           460            460
     Common stock, $.001 par value,
           25,000,000 shares authorized,
           3,625,001 shares issued and outstanding ........         3,625          3,513
                  at 12/31/00 and 3,512,856 issued
                  and outstanding at 12/31/99
     Additional paid-in capital ...........................     5,399,077      5,167,189
     Retained earnings (deficit) ..........................    (5,036,823)    (1,390,312)
                                                               -----------    -----------
         Total stockholders' equity .......................       371,339      3,785,850
                                                               -----------    -----------
                                                              $ 6,780,234    $ 8,919,985
                                                               ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 and 1999

                                                    2000        1999

SALES ........................................   $ 15,899,473    $ 16,729,951

COST OF SALES ................................      9,669,292      10,051,665
                                                 ------------    ------------
GROSS PROFIT .................................      6,230,181       6,678,286

SELLING EXPENSES .............................      5,858,378       4,968,552

GENERAL AND ADMINISTRATIVE EXPENSES ..........      2,751,623       1,603,808

WRITE-DOWN FOR IMPAIRMENT OF INTANGIBLE ASSETS        594,131            --
                                                 ------------    ------------
(LOSS) INCOME FROM OPERATIONS ................     (2,973,951)        105,926

NET OTHER (EXPENSE) INCOME
     Interest expense ........................       (249,051)       (132,649)

     Other ...................................         43,917          74,782
                                                 ------------    ------------
                                                     (205,134)        (57,867)
                                                 ------------    ------------
NET (LOSS) INCOME BEFORE CUMULATIVE
   EFFECT OF A CHANGE IN ACCOUNTING
   PRINCIPLE .................................   $ (3,179,085)   $     48,059

CUMULATIVE EFFECT ON PRIOR YEARS (TO
   DECEMBER 31, 1999) FOR THE ADOPTION
   OF STAFF ACCOUNTING BULLETIN #101,
   REVENUE RECOGNITION .......................       (239,726)           --
                                                 ------------    ------------

NET (LOSS) INCOME ............................   $ (3,418,811)   $     48,059
                                                 ============    ============

BASIC AND DILUTED LOSS PER SHARE
     AFTER CONSIDERING PREFERRED
         STOCK CUMULATIVE DIVIDENDS

            NET LOSS BEFORE CUMULATIVE
         EFFECT OF CHANGE IN ACCOUNTING
             PRICIPLE ........................   $      (0.95)   $      (0.05)

            CUMULATIVE EFFECT OF CHANGE IN
            ACCOUNTING PRINCIPLE .............   $      (0.07)           --

            NET LOSS .........................   $      (1.02)   $      (0.05)

   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2000 and 1999




                                     Common     Preferred     Paid-In       Retained
                                     Stock        Stock       Capital       Earnings        Total

BALANCE - JANUARY 1, 1999           $  3,513   $  5,000   $ 3,216,734   $ (1,438,371)  $ 1,786,876

NET PROCEEDS FROM THE
   ISSUANCE OF 460,000
   PREFERRED SHARES IN
   PUBLIC OFFERING                         -        460     1,950,455              -     1,950,915

NET INCOME                                 -          -             -         48,059        48,059
                                    ---------  ---------  -----------   -------------  ------------
BALANCE - DECEMBER 31, 1999            3,513      5,460     5,167,189     (1,390,312)    3,785,850

ISSUANCE OF 104,145 COMMON
   SHARES IN PAYMENT OF DIVIDENDS
   ON PREFERRED STOCK                    104          -       227,596       (227,700)            -

ISSUANCE OF 8,000 SHARES
   OF COMMON STOCK                         8          -         4,292              -         4,300

NET LOSS                                   -          -             -     (3,418,811)   (3,418,811)
                                    ---------  ---------  -----------   -------------  ------------
BALANCE - DECEMBER 31, 2000         $  3,625  $   5,460  $  5,399,077  $  (5,036,823) $    371,339
                                    =========  =========  ===========   =============  ============







   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 and 1999

                                                                 2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income ...................................   $(3,418,811)   $    48,059
    Adjustments to reconcile net (loss)
       income to net cash  provided  (used) by
       operating activities:
          Depreciation and amortization .................       523,744        337,180
           Impairment of intangible assets ..............       594,131           --
          Loss on disposal of assets ....................          --            5,893
            Common Stock issued for services ............         4,300           --
            Decrease (increase) in receivables ..........       122,247         (6,030)
            Decrease (increase) in inventories ..........       197,092       (119,090)
          Decrease (increase) in deferred catalog expense        41,334       (325,398)
          Decrease (increase) in prepaid expenses .......        83,137         (4,374)
          Decrease in other assets ......................          --           74,351
            Increase (decrease) in accounts payable,
               deferred revenue, and accrued expenses ...       736,902           (245)
                                                            -----------    -----------
Net cash (used) provided by operating activities ........    (1,115,924)        10,346

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in property and equipment and other assets      (311,098)    (2,570,643)
    Amount paid for catalog development .................          --         (253,213)
                                                            -----------    -----------
Net cash (used) by investing activities .................      (311,098)    (2,823,856)

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings (repayment) on line of credit - net ......       395,000       (262,000)
    Borrowing on note payable - current .................       300,000           --
    Sale of preferred stock .............................          --        1,950,915
    Amount paid for deferred financing fees .............       (39,454)      (102,624)
    Payment on long-term debt ...........................      (157,142)      (584,878)
    Borrowings on long-term debt ........................          --        1,050,000
    Borrowings - Real Estate Mortgage ...................          --        1,690,000
    Decrease (increase) in due from affiliates ..........       124,998        (93,898)
                                                            -----------    -----------
Net cash  provided by financing activities ..............       623,402      3,647,515
                                                            -----------    -----------

NET (DECREASE) INCREASE IN CASH .........................      (803,620)       834,005

CASH - BEGINNING ........................................       859,431         25,426
                                                            -----------    -----------
CASH - ENDING ...........................................   $    55,811    $   859,431
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the year for interest .........   $   246,083    $   122,163
                                                            ===========    ===========

    The accompanying notes are an integral part of these financial statements

                                KIDS STUFF, INC.

                          NOTES TO FINANCIAL STATEMENTS


Note 1. Business Description and Summary of Significant Accounting Policies

                  A. Business Description - Kids Stuff, Inc. ("Kids Stuff" or the "Company") is in the direct marketing business and sells to customers throughout the United States. Duncan Hill, Inc. owns 81% of the Company's outstanding voting capital stock as of December 31, 2000. Perfectly Safe, a division of the Company, primarily sells children's safety products for use up to age 3. Jeannie's Kids Club, a division of the Company, sells hard good products for children primarily up to the age of 3. Natural Baby, a division of the Company, sells clothing and toys for children primarily up to the age of 3. Little Feet, a division of the Company, sells shoes primarily for children up to the age of 3. Products are purchased from a variety of vendors.

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

                  C. Fair Value of Financial Instruments - The fair value of cash, accounts receivable, accounts payable and other short-term obligations approximate their carrying values because of the short maturities of those financial instruments. In accordance with Statement of Accounting Standards No.107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt. The carrying values of the Company's long-term obligations approximate their fair value. In accordance with Statement of Financial Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," rates available at balance sheet dates to the Company are used to estimate the fair value of existing debt.

                  D. Trade Receivables - It is the Company's policy to record accounts receivable net of an allowance for doubtful accounts. Management has determined that no allowance is necessary as of December 31, 2000. Bad debt expense was $95,167 and $58,300 for the years ended December 31, 2000 and 1999, respectively.

                  E. Inventories consist of finished goods held for resale and are stated at the lower of cost or market with cost being determined by the first-in, first-out (FIFO) method.

                  F. Deferred catalog expenses are costs of catalogs mailed to customers which are deferred and amortized over approximately six months, the estimated length of time customers utilize catalogs and other mail order mailings from the Company. Catalog expense was $5,045,699 and $4,163,448 for the years ended December 31, 2000 and 1999, respectively.

                  G. Property and equipment are carried at cost and depreciated using the straight-line method over their estimated useful lives ranging from five to forty years. Depreciation expense amounted to $172,929 and $88,391 for the years ended December 31, 2000 and 1999, respectively. Maintenance, repairs, and minor renewals are charged against earnings when incurred. Additions and major renewals are capitalized.

                                KIDS STUFF, INC.

Note 1. Business Description and Summary of Significant Accounting Policies (continued)

                  H. Intangible Assets - During 1997, the Company purchased the net assets and operations of The Natural Baby Company. Management determined the fair value of the customer list acquired in that acquisition to be $505,000. The excess purchase price over the value allocated to the specifically identifiable assets acquired amounted to $1,151,092 and was recorded as goodwill. The customer list was being amortized using the straight-line method over seven years and the accumulated amortization was $174,345 as of December 31, 1999. During 2000, the Company determined that the remaining unamortized cost of the mailing list was impaired and the balance was written-off. Goodwill is being amortized using the straight-line method over twenty years and the accumulated amortization was $192,387 and $135,287 as of December 31, 2000 and 1999, respectively. The Company periodically assesses the goodwill for impairment based on the anticipated cash flows of the Company.

                  During 1999 and 1998, the Company redesigned the Natural Baby Company, the Perfectly Safe and the Kids Club catalogs. Costs of redesigning these catalogs totaling $411,461 were capitalized and were being amortized over 48 months using the straight-line method. Accumulated amortization was $102,566 as of December 31, 1999. During 2000, the Company determined that the remaining unamortized cost was impaired, and the balance was written-off.

                  I. The Company developed and maintains a mailing list of customers who have purchased merchandise in the recent past. The cost of developing, maintaining, and updating this list is expensed in the period incurred.

                  J. Per Share Amounts - Net income per share is calculated using the weighted average number of shares outstanding during the year for basic earnings per share. Diluted earnings per share are calculated to include the dilutive effect of stock options and warrants. The weighted average number of shares outstanding in computing basic and diluted earnings per share for 2000 and 1999 were 3,589,619 and 3,512,856, respectively. There were no dilutive effects of any other outstanding securities in 2000 or 1999. Cumulative dividends incurred on the Series 1 preferred stock of $227,700 were deducted from 2000 and 1999 net income in the calculation of earnings per share.

                  K. New Authoritative Pronouncements -- In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin
         (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accepted accounting principles to revenue recognition issues in financial statements. This statement is effective for all fiscal quarters beginning in the fourth quarter of 2000 and was adopted by the Company in that quarter.

                  L. Going Concern - The financial statements have been prepared on the basis that the Company will continue as a going concern. However, the Company incurred a net loss of $3,418,811 during the year ended December 31, 2000, had a working capital deficit of $3,515,874 as of December 31, 2000, is in default on its loan agreements, and is in arrears on accounts with certain vendor creditors which raises substantial doubt about its ability to continue as a going concern.

                  Certain vendors have suspended merchandise deliveries to the Company without cash payments in advance. As a result, the Company was not always able to make all shipments on new orders on a timely basis. The Company will require significant cash outlays for the foreseeable future to fund its delinquent trade credit balances and to meet ongoing trade and other debt obligations. The Company will require and is currently seeking sources of additional equity or debt financing in amounts that could be substantial. The type, timing and terms of financing the Company may obtain will depend upon its total cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that it will be able to find any such financing sources at any given time on favorable terms, if at all, or that, if such additional sources of financing cannot be obtained, that it will be able to continue to operate.

                                KIDS STUFF, INC.

Note 1. Business Description and Summary of Significant Accounting Policies (continued)

                  The company is not assured of any alternative sources of capital to satisfy all amounts owed to its creditors. Accordingly, the Company's ability to continue as a going concern is dependent on the ability to develop working capital to meet creditors' and lenders' demands for payment, and to attain future profitable operations. The financial statements do not include any adjustments to its assets, including goodwill, or its liabilities that might result from the outcome of this uncertainty.

Note 2. Agreement with Affiliated Company

                  Duncan Hill, Inc. owns 79% of the outstanding voting capital stock of the Havana Group, Inc. (Havana). In January 1998, the Company contracted with Havana to provide administrative, executive, and accounting services at an annual cost of approximately $206,100 and $2.40 per order processed. Havana was also obligated to pay 5% of its 1999 and 1998 pre-tax profits to Kids Stuff in connection with these administrative and fulfillment services. However, Havana had no pre-tax profits for 1999 or 1998. During 1999, the agreement was modified and extended on a month-to-month basis as Havana began to incur costs directly for its administrative functions. Havana currently pays to the Company accounting, data processing, and administrative charges of $30,000 per year. Total costs charged to Havana in 2000 and 1999 amounted to $35,247 and $225,086, respectively.

Note 3. Stockholders' Equity

                  A.  Common Stock

                  During 2000, the Company issued 104,145 unregistered restricted shares which represented payment of $227,700 of dividends on the Series 1 Preferred Stock; in addition, the Company issued 8,000 shares valued at $4,300 as payment for professional advisory services.

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

                  Duncan Hill holds the 5,000,000 outstanding shares of Series A Preferred Stock, $.001 par value. The holders of the Series A Preferred Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

                  The Series A Preferred Stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series A Preferred Stock has a liquidation preference of $.001 per share.

                  In March 1999,  the Company  completed a public  offering (see
                  Note 12) in which 460,000 shares of Series 1 Preferred Stock were issued. The holders of the Series 1 Preferred Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.

                                KIDS STUFF, INC.

Note 3. Stockholders' Equity (continued)

                  The Series 1 Preferred Stock is redeemable at the option of the Company at a price of $7.20 per share commencing September 3, 2000. Each share is convertible into two shares of common stock at the option of the holder, commencing September 3, 2000. Each share receives a cumulative annual dividend of $0.495, or 9.0% of the liquidation preference per share, payable in cash or common stock at the option of the Company. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series 1 Preferred Stock has a liquidation preference of $5.50 per share. Dividends in arrears on the Series 1 Preferred Stock amount to $.495 per share or $227,700 in aggregate at December 31, 2000.

                  C.  Warrants

                  The Company has outstanding 2,400,000 Class A warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $5.00. The warrants expire June 26, 2002. The Company may redeem the Warrants at a price of $.05 per Warrant, at any time after they become exercisable, upon not less than 30 days' prior written notice, if the closing bid price of the Common Stock has been at least $14.40 per share for 20 consecutive trading days ending on the fifth day prior to the date on which the notice of redemption is given.

Note 4. Line of Credit and Note Payable

                  Kids Stuff, Inc. has a line of credit from Bank One which is payable on demand, bearing interest payable monthly at the bank's prime lending rate plus 1%, for an effective rate of 10.5% at December 31, 2000. The amount available on the line of credit is subject to an asset-based formula with a maximum of $1,000,000. The line of credit had a balance of $895,000 at December 31, 2000. The line is secured by assets of the Company and expires April 30, 2001. The repayment of the facility is guaranteed by Mr. William L. Miller, the Company's Chief Executive Officer, and Mrs. Jeanne E. Miller. Due to the current nature of the liability, the carrying amount of the line approximates fair value. The line of credit is guaranteed by Havana and Duncan Hill, Inc. At December 31, 2000, the Company had $55,500 available on the line of credit based on the agreement's asset-based formula.

                  The Company also has a Note Payable to Bank One of $300,000 which is payable on demand, had an effective rate of interest of 8.78% at December 31, 2000, and is secured by the Company's accounts receivable, inventory, and equipment, and the personal residence of the President and CEO.

Note 5. Long-Term Debt

                   Long-term debt consists of the following at December 31:

                                                                                                      2000        1999
                         Bank One - $300,000 term loan, secured by the Company's
                              accounts receivable, inventory, and equipment, and
                              the personal  residence of the  President and CEO,
                              payable in monthly installments of $6,213,
                              including interest of 8.7% on the first $250,000 and
                              5.78% on the remaining balance, maturing July 2004.              $    227,142   $  297,383
                         Bank One - $1,690,000 commercial real estate loan, secured by a first lien on the  Company's  land  and real
                              estate,  and an assignment of key man life  insurance
                              on the lives of the  Company's  President  and  CEO,
                              principal payable in monthly  installments  of $7,131,
                              plus interest  at a  variable  rate based on the 30 day
                              LIBOR  plus 2.75%  (9.5% at  December  31,  2000),
                              balloon payment due July 2009.                                      1,040,169    1,125,739

                                      F-12

                                KIDS STUFF, INC.

Note 5. Long-Term Debt (continued)

                                                                                                                2000      1999

                    Stark  Development  Board  Finance   Corporation  - $750,000
                    note,  secured by a second  lien of the  Company's  land and real  estate,  guaranteed  by Duncan Hill,  Havana,  and the
                    Company's  President  and  CEO,  bearing  interest  at 7.3%, maturing December 2019.
                                                                                                             730,669      750,000
                                                                                                           ---------    ---------
                                                                                                           1,997,980    2,155,122

                   Less current portion                                                                    1,997,980      157,000
                                                                                                           ---------    ---------
                                                                                                        $          -   $1,988,122
                                                                                                           =========    =========

                                    .
                  Scheduled principal repayments on long-term debt for each of the next five years are:

Year                  Amount
2001              $   160,949
2002                  167,500
2003                  174,700
2004                  149,100
2005                  110,300
Thereafter          1,235,431

                  The Company incurred interest expense of $249,051 and $132,649 for the years ended December 31, 2000 and 1999, respectively.

                  The Bank One loan agreements contain covenants regarding certain financial statement amounts, ratios and activities of the Company including debt to tangible net worth, debt service coverage and a minimum net worth. At December 31, 2000, the Company was not in compliance with these covenants. This non-compliance was not waived by the bank; however, the bank allowed a forbearance agreement through March 31, 2000 (see
                  Note 6).

                  The Stark County Development Board Finance Corporation loan contains various covenants including that the Company will not declare or pay any dividend on any capital stock of the Company without the prior written consent of the lender. Additionally, this loan agreement requires the Company to maintain compliance with covenants in all other loan agreements. At December 31, 2000, the Company was not in compliance with the covenants in its Bank One loan agreements and, therefore, was not in compliance with this covenant.

                  The entire balance of the Company's long-term debt has been classified as a current liability on the accompanying balance sheet due to the non-compliance with the loan covenants.

Note 6. Liquidity

                  As of April 10, 2001, the Company continues to be in default on its loan agreements and has not paid its $300,000 term note that became due and payable on March 31, 2001. Bank One N.A. has the right to declare the entire unpaid balance of its outstanding notes to be immediately due and payable. Bank One N.A., pursuant to an agreement dated January 24, 2001, entered into a forbearance agreement until March 31, 2001, that was conditioned upon the Company not further defaulting on any of its existing loan agreements. The Company is in discussions with Bank One N.A. to enter into a new forbearance agreement and extension of the Company's existing credit facilities and notes thereunder.

                                KIDS STUFF, INC.

                  The  Company  is  also  currently  seeking  to  obtain  a  new institutional lender to replace its existing lending facilities. No assurances can be given that these efforts will be successful.

Note 7. Lease Commitments

                  Duncan Hill, Inc., the parent company of Kids Stuff, has entered into several operating leases for retail space and equipment. Kids Stuff currently makes the required lease payments and allocates a portion of the cost to the Havana Group under the terms of the agreement discussed in Note 2. Duncan Hill is dependent on Kids Stuff to meet monthly lease obligations. Future minimum lease payments required by Duncan Hill, Inc. under noncancellable operating leases for the years ending December 31 are as follows:

                                    2001                              $  64,650
                                    2002                                 55,135
                                    2003                                 50,535
                                    2004                                 45,480

Note 8. Income Tax

                  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. The Company files its Federal income tax return as part of a consolidated group.

                  Deferred income taxes reflect the effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) consisted of the following at December 31:

                                                                                                 2000                       1999
                                                                                                 ----                       ----
                           Deferred tax assets:
                                            Net operating loss carryforward                     $1,397,564              $   330,974
                                                                                              ------------              -----------
                                    Total deferred tax assets                                    1,397,564                  330,974
                                                     Valuation allowance                        (1,062,093)                ( 25,606)
                                                                                              ------------              -----------
                                    Net deferred tax asset                                         335,471                  305,368

                           Deferred tax liabilities:
                                            Deferred catalog expense                              (237,691)                (251,745)
                                            Amortization                                           (25,908)                 (19,015)
                                    Depreciation                                                   (71,872)                 (34,608)
                                                                                              ------------              -----------
                                    Total deferred tax liabilities                                (335,471)                (305,368)
                                                                                              ------------              -----------
                                    Net deferred income taxes                               $         -                 $      -
                                                                                              ============              ===========

                  The Company's ability to recognize deferred tax assets is dependent on generating future regular taxable income. In accordance with the provisions of SFAS 109, management has provided a valuation allowance.

                                KIDS STUFF, INC.

Note 8. Income Tax (continued)

                  The Company's tax loss in 2000 was $3,137,031. The Company has net operating loss carryforwards of approximately $4,110,000 as of December 31, 2000 for tax purposes. The loss carryforwards expire in varying amounts through the year 2020.

Note 9. Employment Agreements

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

                  During 1999, the Company cancelled the 200,000 options granted to Mrs. Miller as described in the two preceding paragraphs. The Company concurrently issued 200,000 options to Mrs. Miller exercisable at $1.33 per share. The fair value of the options granted to Mrs. Miller was $228,000, as calculated using the Black-Scholes option pricing model assuming no dividends, 123% volatility, an expected life of five years, and a risk-free interest rate of 6.0%

                  Additionally,  the  Company  granted  options  to  some of its
                  directors  under  a  non-qualified   Stock  Option   Agreement
                  discussed in Note 11.

                                KIDS STUFF, INC.

Note 9. Employment Agreements (continued)

                  The Company accounts for employee stock options under APB 25 and, accordingly, no compensation cost has been recognized. If the Company had elected to recognize compensation cost consistent with the method prescribed by SFAS 123, the Company's net income would have been reduced (or its net loss increased) by approximately $131,475 or $.04 per share in 2000 and $338,100 or $.09 per share in 1999.

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


Note 10. Incentive Plans

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

                  The amount of such pool with respect to any year shall be determined subsequent to the end of that year upon the determination of the Company's operating income for that year. Each participant in the Plan is eligible to receive from the bonus pool an annual award of up to 50% of the participant's base salary. There were no awards in 1999 or 2000.

                  B.       Stock Incentive Plan

                  The Company maintains a Stock Incentive Plan (Incentive Plan). Under the Incentive Plan, the Compensation Committee of the Board of Directors may grant stock incentives to key employees and the directors of the Company pursuant to which a total of 400,000 shares of Common Stock may be issued; provided, however, that the maximum amount of Common Stock with respect to which stock incentives may be granted to any person during any calendar year shall be 20,000 shares, except for a grant made to a recipient upon the recipients initial hiring by the Company, in which case the number shall be a maximum of 40,000 shares. These numbers are subject to adjustment in the event of a stock split and similar events. Stock incentive grants may be in the form of options, stock appreciation rights, stock awards or a combination thereof. No stock incentives were granted under the Incentive Plan in 1999 or 2000.

                                KIDS STUFF, INC.

Note 11. Non-Qualified Stock Option Agreement

                  During 1998, the Company entered into a non-qualified stock option agreement with Clark D. Swisher and Alfred M. Schmidt, Jr., directors of the Company. Each of Mr. Swisher and Mr. Schmidt were granted the option to purchase 30,000 shares of the Company's common stock, which vested 25% on August 1, 1998 and 25% on each January 1, 1999, January 1, 2000, and January 1, 2001. The vested options were immediately exercisable and will expire 10 years from the date of the agreement. The exercise price of the options was originally $2.50, later repriced to $1.33 per share of common stock. The pro forma disclosure in Note 9 includes the effect of the 15,000 options vesting in 2000 and 1999. Both directors resigned in 2000 and therefore forfeit these options in January 2001.

Note 12. Public Offering

                  In March  1999,  the Company  completed  a public  offering of securities in which 460,000 units were sold for $1,950,915, net of issuance costs of $579,085. Each unit consisted of one share of Series 1 Preferred Stock and two Series 1 Preferred Stock Purchase Warrants, and sold for $5.50 per unit. The preferred stock and warrants are separately transferable. Commencing September 3, 2000, each share of Series 1 Preferred Stock is convertible into two shares of Common Stock. Commencing September 3, 2000, each Preferred Warrant entitles the holder to purchase one share of Series 1 Preferred Stock at an exercise price of $6.00 per share until the close of business on March 3, 2002.

                  The proceeds of the public offering were used for the purchase of inventory, accounts payable reduction, establishment of a new operations center, web site production and development, leasehold improvements for the "Kids Catalog Outlet" retail store, and general corporate purposes.

Note 13. Change in Accounting for Revenue Recognition

                  In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB 101 in the fourth quarter of 2000. The SAB relates to the Company in regard to Jeanne's Kids Club membership fees, which allows a customer to purchase products from its catalog at a discounted price. These annual memberships are sold for $18.The SAB requires that membership fees be recognized ratably over the membership period. Prior to adoption, the Company recognized the revenue upon receipt of the initial membership purchase and upon billing for subsequent renewals of the membership. The effect of the change in 2000 was to decrease the net loss by approximately $57,000, or $.02 per share. Deferred revenue relating to SAB 101 of approximately $182,508 is included in Deferred revenue and customer advances on the accompanying balance sheet as of December 31, 2000.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)      Identification of Directors

         The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are as follows:

                                                                   First
                                               Term of             Became                 Principal
Name                                Age        Office              Director               Occupation
----                                ---        --------            --------             --------------

William L. Miller                    64        (1)                 1981                 Chairman of the
                                                                                        Board, Chief
                                                                                        Executive Officer
                                                                                        and Principal
                                                                                        Financial Officer of
                                                                                        the Company

Jeanne E. Miller (2)                 53        (1)                 1982                 President of the
                                                                                        Company

Theodore Pamperin                    60        (1)                 2001                 Chairman of American
                                                                                        Catalog Partnerships
                                                                                        LLC

Roger A. Kittelson                  56         (1)                 2001                 Chief Financial Officer
                                                                                        of NuPath
                                                                                        Technologies Limited

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

     THEODORE PAMPERIN has been a director of the Company since February 2001. Since 1995 , Mr. Pamperin has been the Chairman of American Catalog Partnerships, LLC. a consulting services firm serving the Direct Marketing industry. Previously, Mr. Pamperin founded and headed up several major catalogs, including J. Crew, Tweeds and One212. He is an experienced catalog CEO and possesses an in-depth understanding of the elements critical to creating and operating a successful direct marketing business. During his 30-year career in the industry he has also headed up catalogs at General Mills and Fingerhut, and served as Group Executive Vice-President at Hanover Direct. He has been a member of the Board of Directors of E&B Marine and Exposures and is a member of the Operating Committee of the DMA Catalog Council, as well as the Catalog Segment Advisory Board of the Direct Marketing Association. Mr. Pamperin received a BBA and MBA from the University of Wisconsin.

     ROGER A. KITTELSON has been a director of the Company since February 2001. He has over thirty years of senior financial experience and is currently Chief Financial Officer of NuPath Technologies, Limited, a company engaged in the business of providing solutions for returning injured employees back to work safely. Mr. Kittelson is a CPA and a former partner with Arthur Andersen LLP, one of the world's largest international public accounting and management consulting firms, where he gained diversified experience in several different industries including banking and financial services, manufacturing, health care, colleges and universities, law firms, golf and other sports clubs. Mr. Kittelson has been an entrepreneur/owner of Precision Custom Plastics Incorporated, a specialized manufacturing company and has also been the CFO, COO and/or CEO of several other companies, both public and private. Mr. Kittelson has considerable knowledge and expertise in management reporting, financial reporting, computer systems, acquisitions, financing, IPO's, employee benefit programs, human resources and operations. He holds a Bachelor of Arts Degree in Business
Administration (with dual majors in Accounting and Economics) from Luther College in Decorah, Iowa.

     The Board of Directors had recently established a Compensation Committee and an Audit Committee consisting of Alfred M. Schmidt, Jr. and Debra P. Gibbs. However, Alfred M. Schmidt Jr. and Debra P. Gibbs resigned from the Board of Directors and Committees thereof in October and July 2000, respectively, and as of March 30, the Board of Directors has not filled the vacancies in the Audit and Compensation Committees. At such time as such vacancies are replaced, the Audit Committee will, among other things, make recommendations to the Board of Directors regarding the independent auditors for the Company, approve the scope of the annual audit activities of the independent auditors and review audit results and have general responsibility for all auditing related matters. The Compensation Committee will review and recommends to the Board of Directors the compensation structure for the Company's officers and other management personnel, including salary rates, participation in incentive compensation and benefit plans, fringe benefits, non-cash perquisites and other forms of compensation.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. To Management's knowledge, no officer, director or person owning more than 10% of the Company's Common Stock filed any reports late during its year ended December 31, 2000, except that three former directors namely, Clark D. Swisher, Debra Gibbs and Alfred Schmidt, did not file Form 4's to reflect their resignations from the Company and a former officer, Stephen Musin, did not make the required filings of a Form 3 to reflect his appointment as an officer or a Form 4 to show his resignation.

Compensation of Directors

     The Company pays its directors who are not also employees of the Company $500 for each meeting attended and reimburses such directors for travel and other expenses incurred by them in connection with attending Board of Directors meetings. Directors are eligible to participate in 1997 Stock Incentive Plan. Roger Kittelson and Theodore Pamperin each received outside the Plan options to purchase 30,000 shares of the Company's Common Stock in February 2001, with one-half of the options immediately exercisable and vested and the balance vested in February 2002. The options are exercisable at $.27 per share and expire in February 2006.

Item 10. Executive Compensation

         The following table provides a summary compensation table with respect to the compensation of W. Miller, the Company's Chief Executive Officer (CEO), and J. Miller, the Company's President for the past three years.

                                                                   SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation
                                  Annual Compensation                             Awards                     Payouts
          (a)                  (b)       (c)          (d)          (e)         (f)           (g)              (h)             (i)
                                                                  Other                                                       All
         Name                                                     Annual    Restricted                                       Other
          and                                                     Compen-     Stock                          LTIP           Compen-
       Principal                                                  Sation     Award(s)      Number of         Payouts         sation
       Position             Year     Salary ($)     Bonus ($)     ($) (1)      ($)        Options (2)          ($)            ($)
-----------------------   ------  -------------  -------------  ---------- ------------  -------------      ----------   -----------
W. Miller,
Chief Executive Officer    2000      125,000          -0-         4,000         -0-          -0-              -0-             -0-
                           1999      125,000          -0-         4,000         -0-        100,000            -0-             -0-
                           1998      125,000          -0-         4,000         -0-          -0-              -0-             -0-

J. Miller,
President                  2000      105,000          -0-         4,000         -0-          -0-              -0-             -0-
                           1999      105,000          -0-         4,000         -0-         200,000           -0-             -0-
                           1998       94,000          -0-         4,000         -0-         100,000           -0-             -0-
=======================   ======  =============  =============  ========== ============  =============      ===========   ==========

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

 (2) See "Employment Contracts" for a description of these options. Options granted in 1999 include the cancellation of all options granted in past three years and regrant of an equal number, thereby lowering the exercise price to $1.33 per share.

                               OPTION GRANTS TABLE

         The information provided in the table below provides information with respect to individual grants of the Company's stock options during fiscal 2000 of each of the executive officers named in the summary compensation table above. The Company did not grant any stock appreciation rights during 2000.

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

W. Miller                          -0-                N/A                  N/A              N/A                  N/A          N/A

J. Miller                          -0-                N/A                  N/A              N/A                  N/A          N/A

N/A      Not applicable.

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

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

         The information provided in the table below provides information with respect to each exercise of the Company's stock option during fiscal 2000 by each of the executive officers named in the summary compensation table and the fiscal year end value of the Company's unexercised options.


========================== ============== =============== ========================= =============================

           (a)                  (b)            (c)                  (d)                         (e)

                                                                                              Value of
                                                                 Number of                  Unexercised
                              Shares                            Unexercised                 In-the-Money
                            Acquired on                           Options at                  Options
                           Exercise (#)       Value              FY-End (#)                 at Fy-End($)
                                             Realized           Exercisable/                Exercisable/
          Name                                ($)(1)            Unexercisable             Unexercisable(1)
-------------------------- -------------- --------------- ------------------------- -----------------------------
William L. Miller               -0-            -0-           100,000/-0-                      -0-
-------------------------- -------------- --------------- ------------------------- -----------------------------
Jeanne E. Miller                -0-            -0-           200,000/-0-                      -0-
========================== ============== =============== ========================= =============================


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

     The Compensation Committee consisted of Debra P. Gibbs and Alfred M. Schmidt, Jr. until they resigned from the Board and Committees thereof in July and October, 2000, respectively. The Committee has granted under the Plan options to purchase 80,000 shares of the Company's Common Stock as of March 31, 2001.

EMPLOYMENT AGREEMENTS

     The Company has entered into separate five-year employment agreements with William Miller ("W. Miller") and Jeanne Miller ("J. Miller"), effective January 1, 1997, pursuant to which W. Miller is serving as Chief Executive Officer of the Company and J. Miller served as its Executive Vice President. In January 1998, the Company elected J. Miller President of the Company. In October 1998, the Company and J. Miller entered into an amended agreement. The employment agreements. as amended, provide for an annual base salary of $125,000 for W. Miller and $105,000 for J. Miller, subject to annual review for increase by the Company. The employment agreements also provide for the eligibility of these executives to receive annual cash bonuses under the Company's Incentive Compensation Plan discussed above. Each of these executives is provided with automobiles, at the Company's expense, for their exclusive use, the make and model of which is to be mutually agreed upon by the executive and the Company, from time to time. These automobiles are used almost exclusively for business purposes. Each of these executives is also to be reimbursed for certain personal expenses up to $6,500, which amount shall be subject to increase to pay for any personal income tax liability should such reimbursements be deemed taxable to the executive. Each of these executives is also entitled to participate in any employee benefit plan which the Company may create in the future. The Company has also agreed to maintain in force, at its expense, during the term of the employment agreements, life insurance for the benefit of each of the executives in an amount equal to twice the base salary of W. Miller and five times the base salary of J. Miller. (As of December 31, 2000, the Company has not issued such insurance for W. Miller and/or J. Miller). Pursuant to the employment agreements, each of these executives has agreed not to compete with the Company during employment and for a period of one year following termination of employment and has further agreed to maintain as confidential, the Company's proprietary information.

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

         Each of W. Miller and J. Miller was granted under their respective employment agreements an option to purchase 100,000 shares of the Company's Common Stock, which option vested 25% on each of the first four anniversary dates commencing January 1, 1998, regardless of whether the executive is employed on such dates by the Company. The vested options will be immediately exercisable and will expire on January 1, 2007. Miller also received immediately vested and exercisable options to purchase an additional 100,000 shares in October 1998. The aforesaid options were canceled in September 1999 and were regranted at an exercise price of $1.33 per share on almost identical terms as the original options.

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

POTENTIAL CONFLICTS OF INTEREST

         W. Miller is a co-founder, Chairman of the Board of Directors and Chief Executive Officer of The Havana Group, Inc., Duncan Hill, Inc. and the Company.
W. Miller's employment agreement with the Company provides that he shall be permitted to devote such time to managing Duncan Hill and Havana as he deems appropriate. Accordingly, W. Miller will not be devoting his full-time attention to managing the operations of the Company. Thus, conflicts of interest could potentially develop (i) to the extent that W. Miller is not able to devote his full-time and attention to a matter that would otherwise require the full-time and attention of a business chief executive officer, (ii) involving competition for business opportunities, (iii) involving transactions between the Company and its affiliated companies; and (iv) due to the relationship between W. Miller and
J. Miller as husband and wife and as directors and officers of the Company. The Company has not adopted any procedure for dealing with such conflicts of interest, except that the Company's Board of Directors has adopted a policy that all new transactions between the Company and Duncan Hill, Havana or any other affiliated company must be approved by at least a majority of the Company's disinterested directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of March 31, 2001, certain information with respect to the beneficial ownership of Common Stock and Series A Preferred Stock by each person or entity known by the Company to be the beneficial owner of 5% or more of such shares, each officer and director of the Company, and all officers and directors of the Company as a group.

                                                   -------------------------------------- ------------------------------------
                                                                 Shares of                        Shares of Series A
                                                               Common Stock                         Preferred Stock
                                                            Beneficially Owned                    Beneficially Owned
                                                   -------------------------------------- ------------------------------------
NAME AND ADDRESS OF
BENEFICIAL OWNER(1)                                       NUMBER           PERCENT(2)          NUMBER           PERCENT(3)
------------------                                        ------           ----------          ------           ----------
Duncan Hill (4)                                              2,188,075             60.4%          5,000,000               100%

William L. Miller and Jeanne E. Miller (4)(5)                2,533,075             69.9%       5,000,000(6)                100

Theodore Pamperin (7)                                           30,000                 *                -0-                -0-

Roger Kittelson (7)                                             30,000                                  -0-                -0-
                                                                                       *
All Officers and Directors
as a Group (4 Persons)                                       2,593,075             71.5%       5,000,000(6)               100%

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

         (2) Calculated based upon 3,625,001 shares of Common Stock outstanding without giving effect to the possible exercise of outstanding Class A Warrants.

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

         (5) Includes the Miller's deemed beneficial ownership of 2,188,075 shares of Common Stock, options to purchase 300,000 shares and 45,000 shares of Common Stock purchased in the open market in January 2001 .

         (6) Represents the Miller's deemed beneficial ownership of 5,000,000 shares of Series A Preferred Stock, the record holder of which is Duncan Hill.

         (7) Messrs. Pamperin and Kittelson have options to purchase 60,000 shares each, which options vest one-half in February 2001 and the balance in February 2002. The table includes only options vested through March 31, 2001.


Item 12.          Certain Relationships and Related Transactions.

         Reference is made to "Business" and "Management's Discussion and Analysis or Plan of Operation" for a description of various related party transactions involving the Company, The Havana Group, Inc. and Duncan Hill, Inc. Reference is also made to Kids Stuff's Form 10-KSB (Item 12) for its year ended December 31, 1998 for a description of additional related party transactions.

         It is the policy of the Company that future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties.


Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits

         3.01     Certificate of Incorporation of the Company (1)
         3.02     Certificate of Amendment of Certificate of  Incorporation  of the
                  Company(1)
         3.03     By-Laws  of  the  Company(1)
         3.04     Certificate  of Designation  of  Series  A  Preferred  Stock  (2)
         3.05     Certificate  of Designation of Series 1 Preferred  Stock (9)
         4.01     Specimen  Certificate for Shares of Common Stock (2)
         4.02     Specimen  Certificate for Shares of Series A Preferred Stock (2)
         4.03     Revised Form of Common Stock Purchase Warrant  Agreement (5)
         4.04     Revised  Specimen  Certificate  for Common Stock Purchase Warrants (3)
         4.05     Revised Form of Underwriters' Purchase Option - 1997 Offering (5)
         4.06     Form of Representative's Lock-up Letter (2)
         4.07     Form of  Representative's  Purchase Option  Agreement (7)
         4.08     Preferred  Stock Agency  Agreement (7)
         4.09     Preferred  Warrant  Agency Agreement (7)
         4.10     Specimen of Preferred  Warrant (7)
         4.11     Specimen of Series 1 Preferred  Stock (7)
         10.01    Agreement to Acquire the Assets of The Natural Baby Company, Inc., (the
                  "Acquisition Agreement")(1)
         10.02    Addendum to Acquisition Agreement (1)
         10.03    Escrow Agreement under the Acquisition Agreement (1)
         10.04    Form of Consulting Agreement with Jane Martin (1)
         10.05    Asset Purchase Agreement between the Company and its Parent (1)
         10.06    Promissory Note from the Company and its Parent (1)
         10.07    Form of Bridge Loan Agreement (1)
         10.08    Form of Financial Consulting Agreement with Fairchild Financial
                  Group, Inc. (1)
         10.09    Credit Facility with United National Bank and Trust Company (2)
         10.10    Lease for Company's principal offices and telemarketing center (2)
         10.11    Employment Agreement with William L. Miller (2)
         10.12    Revised Employment Agreement with Jeanne E. Miller (7)
         10.13    10.13 Incentive Compensation Plan (2)
         10.14    1997 Long-Term Stock Incentive Plan (2)
         10.15    Amendment to Asset Purchase Agreement between the Company
                  and its Parent (2)
         10.16    Form of Amendment to Bridge Loan Agreement (4)
         10.17    Amended Form of Stock Repurchase Agreement and Note (5)
         10.18    Second Addendum to Acquisition Agreement (5)
         10.19    First Addendum to Escrow Agreement (6)
         10.20    Third Addendum to Acquisition Agreement (6)

         10.21    Agreement with The Havana Group, Inc. (8)
         10.22    Form of new Financial Consulting Agreement with Fairchild Financial
                  Group, Inc. (7)
         10.23    Other Leases (7)
         10.24    Amendment to 1997 Long Term Stock Incentive Plan (10)
         23.01    Consent of Hausser + Taylor LLP (11)

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

     (10) Incorporated by reference to the Registrant's Form 10-KSB filed for its fiscal year ended December 31, 1999.

     (11) Filed herewith.



(b)      Reports on Form 8-K

         During the three months ended December 31, 2000, no Form 8-K was filed or required to be filed.

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


Dated:   North Canton, Ohio
         April 16, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signatures                    Titles                                            Date
           ----------                    ------                                         ---------


/s/ William L. Miller                    Chairman of the
William L. Miller                        Board, Chief Executive Officer,
                                         Principal Financial Officer,
                                         Treasurer and Secretary                        April 16, 2001

/s/ Jeanne E. Miller                     President and
Jeanne E. Miller                         Director                                       April 16, 2001

/s/ Roger Kittelson
Roger Kittelson                          Director                                       April 16, 2001

/s/ Theodore Pamperin
Theodore Pamperin                        Director                                       April 16, 2001