Form 10KSB/A
period 2000-12-31
KIDS STUFF INC
filed 2001-04-26
CIK 1027992

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-KSB/A No. 1

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

                        Commission File Number: 000-29334

                                KIDS STUFF, INC.
          -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                34-1843520
(State or other jurisdiction of        (I.R.S Employer Identifcation No.)
incorporation or organization

                           7835 Freedom Avenue, N.W.
                            North Canton, Ohio 44720
       --------------------------------------------------- -------------
               (Address of principal executive offices) (Zip Code)

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

     As of March 22, 2001 at 4:00 P.M., the aggregate market value of the voting stock held by non-affiliates, consisting of approximately 1,679,000 shares of Common Stock and 366,300 shares of Series 1 Preferred Stock, is approximately $343,425 based upon last sales of the Common Stock and Preferred Stock of $.15 per share and $.25 per share, respectively. The number of shares issued and outstanding of the Registrant's Common Stock and Preferred Stock as of March 30, 2001 was 3,912,442 shares and 366,300 shares, respectively.

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

         The Company distributes its products directly to consumers from its sole location in North Canton, Ohio. The facility, which is owned by the Company, consists of 38,760 square feet. Major functions performed at this facility consist of marketing, merchandising, creative catalog design, inbound telemarketing, electronic data processing of orders, warehousing, shipping, and all administrative functions. The Company's Internet site, www.kidsstuff.com, is managed and operated from this facility. During 2000, the Company received and processed approximately 346,000 orders from this location. The Company's Internet site began operations in the fourth quarter of 1999, and recorded sales of approximately $3.4 million during 2000. Total sales for 2000 were $15,899,473 as compared to $16,729,951 for 1999. Net loss for the year ended December 31, 2000 was $3,418,811 as compared to a net profit of $48,059 for the same period in 1999. The Company needs immediate and substantial additional financing for its operations. See "Item 6."

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

Five  Point Operations Plan

         During fiscal 2001, Kids Stuff will seek to implement a five point operations plan to increase sales and reduce overhead. These include the following:

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

Item 3.  Legal Proceedings

         In the normal course of business, the Company may be involved in various legal proceedings from time to time. Management evaluates each claim and provides for any potential loss when the claim is probable and estimable. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         In June 1997, the Company sold Units to the public consisting of two shares of Common Stock and eight Class A Warrants. The Company's Common Stock and Class A Common Stock Purchase Warrants ("Class A Warrants") have been quoted since June 1997 on the OTC Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbols "KDST" and "KDSTW, respectively." Each Class A Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $5.00 per share until the close of business on June 26, 2002. As of March 22, 2001, at 4:00 P.M. Eastern Standard Time, the last sale price of the Common Stock and Class A Warrants in the over-the-counter market were $0.15 and $0.01, respectively. The following table reflects the high and low sales prices for the Company's Common Stock and Class A Warrants for the periods indicated as reported by the NASD.

                                  Common Stock

                                                                         High                Low
Fiscal Year Ended December 31, 1999:
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

         No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future. The Company is obligated to make an annual dividend on its Series 1 Preferred Stock of $.495 per share to its Series 1 Preferred shareholders in cash or common stock. In April 2000, the Company met its first dividend obligation of $.495 per share to its Series 1 Preferred Shareholders via the issuance of approximately 104,000 shares of the Company's Common Stock. The General Corporation Law of the State of Delaware prohibits the Company's declaration of dividends except out of surplus or net profits for the fiscal year in which the dividend is declared and/or the proceeding fiscal year. In April 2001, the Board of Directors determined that its surplus/net profits in accordance with Delaware Law was insufficient to declare its dividend payment to its Series 1 Preferred Shareholders and no such dividend has been declared.

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

Other Expenses:

         General and administrative expenses were $2,751,623, or 17.3% of net sales, for 2000, and $1,603,808, or 9.6% of net sales, for 1999. The increase in general and administrative expense was attributable to increased costs related to the new building, web site development, including additional employees and equipment, an increase in professional fees, and a decrease in total costs charged to The Havana Group, Inc., an affiliated company. Total costs charged to Havana in 2000 and 1999 amounted to $35,247 and $225,086, respectively. During, 1999, the agreement was modified and extended on a month-to-month basis as Havana began to incur direct costs for its administrative functions. Havana currently pays to the Company an accounting, data processing, and administrative charge of $30,000 per year.

         During the fourth quarter of 2000, the Company determined that the remaining unamortized costs of certain intangible assets were impaired and the balances amounting to $594,131 were written-off.

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

         In July 1999 Kids Stuff obtained a new credit facility from Bank One, N.A. Bank One extended a 24 month revolving credit line in the amount of $500,000, bearing interest at prime plus 1%. Additionally, Bank One extended a term loan to the Company for $300,000, bearing interest at 8.78%. The due date of the note was extended to March 31, 2001 and is currently in arrears. The Company's previously outstanding $800,000 line of credit was retired with the proceeds of the new borrowings. The Bank One revolving credit line which becomes due and payable on April 30, 2001 was increased to $1,000,000 on May 10, 2000. These loans are secured by the assets of the Company, a third mortgage on the Company's real estate, cross collateralization of life insurance on the lives of Mr. and Mrs. Miller, and carry unconditional and unlimited guarantees of Mr. William Miller and Mrs. Jeanne Miller.

         In July 1999, the Company finalized an agreement to purchase a building located in North Canton, Ohio, which will serve as the office and warehouse facilities for the Company, Havana, and Duncan Hill. The purchase price of the building was $2,200,000. The purchase was partially financed through a commercial real estate loan from Bank One, N.A. in the amount of $1,690,000. The loan has a 20 year amortization period with an expiration date of July 7, 2009, and carries a variable interest rate based upon the 30 day LIBOR plus 2.75%. The rate of interest at December 31, 2000 was 9.5%. The loan is secured by a first mortgage on the Company's real estate, guaranteed by Duncan Hill, Inc., Mr. William Miller, Mrs. Jeanne Miller, and is cross collateralized with assignment of life insurance.

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

         At February 28, 2001, the Company had a working capital deficit of $3,516,000. As of February 28, 2001, the Company owed Bank One N.A. a total of approximately $2,148,000, including $300,000 under its note and $747,000 under its line-of-credit. The Company has not been able to make timely payments to all of its trade creditors. As of year end and February 28, 2001, the Company had past-due payables in the amount of $1,555,000 and $2,035,000, respectively. Certain vendors have suspended merchandise deliveries to the Company without cash payments in advance. As a result, the Company was not always able to make all shipments on new orders on a timely basis. The Company will require significant cash outlays for the foreseeable future to fund its delinquent trade credit balances and to meet ongoing trade and other debt obligations. The Company will require and is currently seeking sources of additional equity or debt financing in amounts that could be substantial. The type, timing and terms of financing the Company may obtain will depend upon its total cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that it will be able to find any such financing sources at any given time on favorable terms, if at all, or that, if such additional sources of financing cannot be obtained, that it will be able to continue to operate as a going concern.

         At December 31, 2000, the Company had a deficit in retained earnings of $5,036,823, compared with a deficit of $1,390,312 at December 31, 1999. This change resulted from the 2000 net loss of $3,418,811 and a charge $227,700 as a result of the cumulative dividends charge relative to the preferred stock.

         For the year ended December 31, 2000, operating activities used $1,115,924 in cash. Funds were provided primarily by increases in accounts payable, customer advances, and accrued expenses of $736,902, decreases in accounts receivable of $122,247 and inventories of $197,092, and non-cash expenses in depreciation and amortization of $523,744 and impairment of intangible assets of $594,131. Funds were consumed primarily by the net loss of $3,418,811. For the year ended December 31, 2000, the Company's investing activities used $311,098 in cash for property and equipment additions. For the year ended December 31, 2000, the Company's financing activities provided $623,402 in cash. This consisted of borrowings on its line of credit in the amount of $395,000, increases in notes payable of $300,000, a decrease in amounts due from affiliates of $124,998, and payments on long-term debt of $157,142. For the year ended December 31, 2000, the combined effect of net cash used by operating activities of $1,115,924, net cash used by investing activities of $311,098, and net cash provided by financing activities of $623,402 decreased cash from $859,431 at December 31, 1999 to $55,811 at December 31, 2000.

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

Compensation of Directors

         The Company pays its directors who are not also employees of the Company $500 for each meeting attended and reimburses such directors for travel and other expenses incurred by them in connection with attending Board of Directors meetings. Directors are eligible to participate in 1997 Stock Incentive Plan. Roger Kittelson and Theodore Pamperin each received outside the Plan options to purchase 60,000 shares of the Company's Common Stock in February 2001, with one-half of the options immediately exercisable and vested and the balance vested in February 2002. The options are exercisable at $.27 per share and expire in February 2006.

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

                                                                 Shares of                        Shares of Series A
                                                               Common Stock                         Preferred Stock
                                                            Beneficially Owned                    Beneficially Owned
                                                   -------------------------------------- ------------------------------------
NAME AND ADDRESS OF
BENEFICIAL OWNER(1)                                            NUMBER           PERCENT(2)          NUMBER           PERCENT(3)

Duncan Hill (4)                                              2,188,075             55.9%          5,000,000               100%

William L. Miller and Jeanne E. Miller (4)(5)                2,533,075             60.1%       5,000,000(6)                100

Theodore Pamperin (7)                                           30,000                 *                -0-                -0-

Roger Kittelson (7)                                             30,000                                  -0-                -0-
                                                                                       *
All Officers and Directors
as a Group (4 Persons)                                       2,593,075             60.7%       5,000,000(6)               100%

         ---------------
* Represents less than one percent of the outstanding shares.

         (1) Beneficial ownership as reported in the table above has been determined in accordance with Rule 13d-3 of the Securities Exchange Act. Accordingly, except as noted, all of the Company's securities over which the officers and directors and nominees named, or as a group, directly or indirectly have, or share voting or investment power, have been deemed beneficially owned. All addresses are c/o Kids Stuff, Inc., 7835 Freedom Avenue N.W., North Canton, OH 44720.

         (2) Calculated based upon 3,912,442 shares of Common Stock outstanding without giving effect to the possible exercise of outstanding Class A Warrants.

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


Item 12.          Certain Relationships and Related Transactions.

         On July 21, 2000, the company entered into a financial consulting agreement with National Financial Corporation for consulting services until December 31, 2001. Compensation of approximately $60,000 was payable via the issuance of 100,000 shares of the Company's Common Stock.

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


Dated:   North Canton, Ohio
         April 25, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signatures                    Titles                                            Date

/s/ William L. Miller                    Chairman of the
    William L. Miller                    Board, Chief Executive Officer,
                                         Principal Financial Officer,
                                         Treasurer and Secretary                        April 25, 2001

/s/ Jeanne E. Miller                     President and
    Jeanne E. Miller                     Director                                       April 25, 2001

/s/ Roger Kittelson
    Roger Kittelson                      Director                                       April 25, 2001

/s/ Theodore Pamperin
    Theodore Pamperin                    Director                                       April 25, 2001


                                KIDS STUFF, INC.


                                FINANCIAL REPORT

                                KIDS STUFF, INC.

                                    CONTENTS






-------------------------------------------------------------------------------------------------------------------



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

                                                            HAUSSER + TAYLOR LLP

         Canton, Ohio
         April 10, 2001

                                KIDS STUFF, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 and 1999



                                                            2000         1999
ASSETS

CURRENT ASSETS
     Cash ........................................     $   55,811     $  859,431
     Accounts receivable .........................        135,327        257,574
     Inventories .................................      1,847,913      2,045,005
     Deferred catalog expense ....................        699,091        740,425
     Due from affiliates .........................        109,392        234,390
     Prepaid expenses ............................         45,487        170,871
                                                       ----------     ----------
        Total current assets .....................      2,893,021      4,307,696

PROPERTY AND EQUIPMENT
     Land ........................................        214,000        214,000
     Building and improvements ...................      2,041,553      2,026,172
     Data processing equipment and software ......        596,419        401,182
     Leasehold improvements ......................         36,779         34,074
     Web site development ........................        184,883        132,891
     Machinery and equipment .....................         96,599         86,901
     Furniture and fixtures ......................        137,856        126,211
                                                       ----------     ----------
                                                        3,308,089      3,021,431
     Less accumulated depreciation ...............        379,581        206,652
                                                       ----------     ----------
                                                        2,928,508      2,814,779
OTHER ASSETS,net of accumulated amortization
     Goodwill ....................................        958,705      1,015,805
     Catalog development and other ...............              0        368,995
     Customer list ...............................              0        330,655
     Deferred financing fees .....................              0         82,055
                                                       ----------     ----------
                                                          958,705      1,797,510
                                                       ----------     ----------
                                                       $6,780,234     $8,919,985
                                                       ==========     ==========

   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 and 1999


                                                                  2000          1999
                                                                  ----          ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt ....................   $   160,949    $   157,000
     Long-term debt reclassified due to loan
            covenant violations (Notes 5 & 6) .............     1,837,031
         Accounts payable .................................     2,786,879      2,352,318
     Line of credit .......................................       895,000        500,000
     Note payable .........................................       300,000           --
     Deferred revenue .....................................       318,322         15,302
     Accrued expenses .....................................       110,714        111,393
                                                              -----------    -----------
        Total current liabilities .........................     6,408,895      3,136,013

LONG-TERM DEBT, net of current portion ....................          --        1,998,122

Commitments and Contingencies .............................          --             --

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 per share,
           10,000,000 shares authorized:
             Series A, 5,000,000 shares issued
                  and outstanding, voting, without dividend         5,000          5,000
             Series 1, 460,000 shares issued and
                  outstanding, voting, aggregate
                  liquidation of $2.53 million plus
                  cumulative unpaid dividends of $227,700 .           460            460
     Common stock, $.001 par value,
           25,000,000 shares authorized,
           3,625,001 shares issued and outstanding ........         3,625          3,513
                  at 12/31/00 and 3,512,856 issued
                  and outstanding at 12/31/99
     Additional paid-in capital ...........................     5,399,077      5,167,189
     Retained earnings (deficit) ..........................    (5,036,823)    (1,390,312)
                                                              -----------    -----------
         Total stockholders' equity .......................       371,339      3,785,850

                                                              -----------    -----------
                                                              $ 6,780,234    $ 8,919,985
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

                                KIDS STUFF, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 and 1999


                                                                                    2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income .......................................................   $(3,418,811)   $    48,059
    Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
          Depreciation and amortization .....................................       523,744        337,180
           Impairment of intangible assets ..................................       594,131           --
          Loss on disposal of assets ........................................          --            5,893
            Common Stock issued for services ................................         4,300           --
            Decrease (increase) in receivables ..............................       122,247         (6,030)
            Decrease (increase) in inventories ..............................       197,092       (119,090)
          Decrease (increase) in deferred catalog expense ...................        41,334       (325,398)
          Decrease (increase) in prepaid expenses ...........................        83,137         (4,374)
          Decrease in other assets ..........................................          --           74,351
            Increase (decrease) in accounts payable,
               deferred revenue, and accrued expenses .......................       736,902           (245)
                                                                                -----------    -----------
Net cash (used) provided by operating activities ............................    (1,115,924)        10,346

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in property and equipment and other assets ...................      (311,098)    (2,570,643)
    Amount paid for catalog development .....................................          --         (253,213)
                                                                                -----------    -----------
Net cash (used) by investing activities .....................................      (311,098)    (2,823,856)

CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings (repayment) on line of credit - net ..........................       395,000       (262,000)
    Borrowing on note payable - current .....................................       300,000           --
    Sale of preferred stock .................................................          --        1,950,915
    Amount paid for deferred financing fees .................................       (39,454)      (102,624)
    Payment on long-term debt ...............................................      (157,142)      (584,878)
    Borrowings on long-term debt ............................................          --        1,050,000
    Borrowings - Real Estate Mortgage .......................................          --        1,690,000
    Decrease (increase) in due from affiliates ..............................       124,998        (93,898)
                                                                                -----------    -----------
Net cash  provided by financing activities ..................................       623,402      3,647,515
                                                                                -----------    -----------

NET (DECREASE) INCREASE IN CASH .............................................      (803,620)       834,005

CASH - BEGINNING ............................................................       859,431         25,426
                                                                                -----------    -----------
CASH - ENDING ...............................................................   $    55,811    $   859,431
                                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the year for interest .............................   $   246,083    $   122,163
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

Note 5. Long-Term Debt

                   Long-term debt consists of the following at December 31:

                                                                                              2000        1999
                         Bank One - $300,000 term loan, secured by the Company's
                              accounts receivable, inventory, and equipment, and
                              the personal residence of the President and CEO,
                              payable in monthly installments of $6,213,
                              including interest of 8.7% on the first $250,000
                              and 5.78% on the remaining balance, maturing July 2004.    $   227,142  $  297,383
                         Bank One - $1,690,000 commercial real estate loan,
                              secured by a first lien on the Company's land and
                              real estate, and an assignment of key man life
                              insurance on the lives of the Company's President
                              and CEO, principal payable in monthly installments
                              of $7,131, plus interest at a variable rate based
                              on the 30 day LIBOR plus 2.75% (9.5% at December
                              31, 2000), balloon payment due July 2009.                    1,040,169   1,125,739

                                KIDS STUFF, INC.

Note 5. Long-Term Debt (continued)

                                                                                              2000        1999
                                                                                              ----        ----
                          Stark Development Board Finance Corporation - $750,000
                              note, secured by a second lien of the Company's
                              land and real estate, guaranteed by Duncan Hill,
                              Havana, and the Company's President and CEO,
                              bearing interest at 7.3%, maturing December 2019.              730,669     750,000
                                                                                         -----------   ---------
                                                                                           1,997,980   2,155,122

                          Less current portion                                             1,997,980     157,000
                                                                                         -----------   ---------
                                                                                       $          -   $1,988,122
                                                                                         ===========   =========

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

                  The Bank One loan agreements contain covenants regarding certain financial statement amounts, ratios and activities of the Company including debt to tangible net worth, debt service coverage and a minimum net worth. At December 31, 2000, the Company was not in compliance with these covenants. This non-compliance was not waived by the bank; however, the bank allowed a forbearance agreement through March 31, 2001 (see
                  Note 6).

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

Note 6. Liquidity (continued)

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

                  Deferred income taxes reflect the effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) consisted of the following at December 31:

                                                                                        2000           1999
                                                                                        ----           ----
                           Deferred tax assets:
                                            Net operating loss carryforward           $1,397,564   $   330,974
                                                                                    -------------  ------------
                                    Total deferred tax assets                          1,397,564       330,974
                                    Valuation allowance                               (1,062,093)     ( 25,606)
                                                                                    -------------  ------------
                                    Net deferred tax asset                               335,471       305,368

                           Deferred tax liabilities:
                                            Deferred catalog expense                    (237,691)     (251,745)
                                            Amortization                                 (25,908)      (19,015)
                                            Depreciation                                 (71,872)      (34,608)
                                                                                    -------------  ------------
                           Total deferred tax liabilities                               (335,471)     (305,368)
                                                                                    -------------  ------------
                           Net deferred income taxes                               $           -   $         -
                                                                                    =============  ============

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

Note 14. Commitments and Contingencies

                  The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Management evaluates each claim and provides for any potential loss when the claim is probable and estimable. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position of the Company.