Form 10QSB
period 2001-03-31
KIDS STUFF INC
filed 2001-05-21
CIK 1027992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2001

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

                                                           Yes [ X ] No [ ]

     As of May 10, 2001, there were 3,912,442 shares of the Registrant's Common Stock and 366,300 shares of Preferred Stock issued and outstanding.

     Transitional Small Business Disclosure Format.

                                                           Yes [ ] No [ X ]

INDEX

Balance Sheets - March 31, 2001 (Unaudited) and December 31, 2000..........................................3
Statements of Operations - Three Months Ended March 31, 2001 and 2000 (Unaudited)..........................5
Statements of Cash Flows - Three Months Ended March 31, 2001 and 2000 (Unaudited)..........................6
Notes to Financial Statements..............................................................................7
Item 2 - Management's Discussion and Analysis or Plan of Operations........................................11
Other Information..........................................................................................14
Signature Page.............................................................................................15

                                KIDS STUFF, INC.
                                 Balance Sheets

                                   (UNAUDITED)

                                               March 31       December 31,
                                                  2001            2000

ASSETS:

CURRENT ASSETS

      Cash ..................................   $  (33,292)  $   55,811
      Accounts receivable ...................      242,041      135,327
      Inventories ...........................    1,471,089    1,847,913
      Deferred catalog expense ..............      741,621      699,091
      Due from affiliates ...................       55,674      109,392
      Prepaid expenses ......................       51,313       45,487

          Total Current Assets ..............    2,528,446    2,893,021


PROPERTY & EQUIPMENT:

      Land ..................................      214,000      214,000
      Building and improvements..............    2,041,553    2,041,553
      Data processing equipment .............      596,419      596,419
      Leasehold Improvements ................       36,779       36,779
      Web Site ..............................      184,883      184,883
      Machinery and equipment ...............       96,599       96,599
      Furniture and fixtures ................      137,856      137,856

                                                 3,308,089    3,308,089

      Less accumulated depreciation .........      417,893      379,581

                                                 2,890,196    2,928,508


OTHER ASSETS, net of accumulated amortization

      Goodwill ..............................      944,430      958,705
      Catalog development and other                      0            0
      Customer List .........................            0            0
      Deferred Financing Fee ................            0            0

                                                   944,430      958,705

                                                $6,363,072   $6,780,234
                                                ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.
                                 Balance Sheets

                                   (UNAUDITED)

                                          March 31,           December 31,
                                             2001              2000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Current Portion of long-term debt   $   160,000   $    160,949
      Long-term debt reclassified......     1,798,335      1,837,031
      Accounts payable ................     2,965,257      2,786,879
      Line of credit ..................       392,000        895,000
      Note payable     ................       293,000        300,000
      Deferred revenue            .....       913,427        318,322
      Accrued expenses   ..............        77,657        110,714

          Total Current Liabilities ...     6,599,676      6,408,895


LONG-TERM DEBT, NET OF CURRENT PORTION           -              -

COMMITMENTS AND CONTINGENCIES                    -              -

STOCKHOLDERS' EQUITY:

      Common stock ....................         3,912          3,625
      Preferred stock Series A.........         5,000          5,000
      Preferred Stock Series 1   ......           366            460
      Additional paid-in capital    ...     5,458,184      5,399,077
      Retained earnings (deficit) .....    (5,704,066)    (5,036,823)

          Total Stockholders' Equity ..      (236,604)       371,339

                                          $ 6,363,072    $ 6,780,234
                                          ===========    ===========


The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.
                            Statements of Operations

                                   (UNAUDITED)

                                                            Three Months Ended March 31,
                                                                 2001                 2000

Net Sales                                                        $2,176,307        $4,004,988

Cost of Sales                                                     1,323,844         2,410,389

Gross Profit                                                        852,463         1,594,599

Selling Expenses                                                    716,208         1,395,931

General and Administrative Expenses                                 740,000           695,125

(Loss) income From Operations                                      (603,745)         (496,457)

Other Income (Expense)
         Interest Expense                                           (63,498)          (33,759)

Net Income (Loss)                                                 $(667,243)        $(530,216)
                                                           ================   ===============

Basic and Diluted Income (Loss)
Per Share after considering preferred stock
cumulative dividends                                                 ($0.19)          ($0.15)





    The accompanying notes are an integral part of these financial statements

                                KIDS STUFF, INC.
                             Statement of Cash Flows

                                   (UNAUDITED)

                                                              Three Months Ended March 31
                                                                   2001           2000


Cash Flows From Operating Activities:


     Net Income (Loss) ...................................   $(667,243)   $(530,216)
     Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
          Depreciation and amortization ..................      52,587      103,542
          Decrease (increase) in accounts receivable .....    (106,714)      91,604
             Common stock issued for services ............      59,300         --
          Decrease (increase) in inventories .............     376,824      104,210
          (Increase) in deferred catalog expense .........     (42,530)      (5,326)
          (Increase)Decrease in prepaid expenses .........      (5,826)      17,867
          (Decrease)Increase in accounts payable,
                deferred revenue and accrued expenses ....     740,426     (329,144)

Net cash provided (used) by operating activities .........     406,824     (547,463)



Cash Flows From Investing Activities:
     Investment in property and equipment and other assets        --       (105,802)

Cash Flows From Financing Activities:
     Payments on debt ....................................    (549,645)    (196,985)
     Sale of Common Stock ................................        --          4,300
     Sale of preferred stock .............................        --           --
     Decrease in due from affiliates .....................      53,718      216,064
Net cash (used) provided by financing activities .........    (495,927)      23,379


Net (Decrease) Increase in Cash ..........................     (89,103)    (629,885)


Cash - Beginning .........................................      55,811      859,431


Cash - Ending ............................................   $ (33,292)   $ 229,546
                                                             ==========   =========

   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1: Business Description and Summary of Significant Accounting Policies

     Business Description - Kids Stuff, Inc. ("Kids Stuff" or the "Company") is in the direct marketing business and sells to customers throughout the U.S. Duncan Hill, Inc. owns 80% of the Company's outstanding voting capital stock as of March 31, 2001. Perfectly Safe, a division of the Company, primarily sells children's safety products for use up to age 3. Jeanne's Kids Club, a division of the Company, sells hard good products for children primarily up to the age of
3. Natural Baby, a division of the Company, sells clothing and toys for children primarily up to the age of 3. LittleFeet, a division of the Company, sells footwear and related products to infants and children. Products are purchased from a variety of vendors.

     Basis of Presentation - The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 2001, results of operations for the three month periods ended March 31, 2001 and March 31, 2000, and cash flows for the three month periods ended March 31, 2001 and March 31, 2000. The results of operations for the three month period is not necessarily indicative of the results to be expected for the full year.

     Per Share Amounts - Net income per share is calculated using the weighted average number of shares outstanding during the period for basic earnings per share. Diluted earnings per share are calculated to include the dilutive effect of stock options and warrants, if any. The number of shares outstanding in computing basic earnings per share the three month periods ended March 31, 2001 and 2000 was 3,824,042 and 3,520,856, respectively. The effect of the convertible preferred stock and stock warrants outstanding was antidilutive.

New Authoritative Pronouncement

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

Going Concern

     The financial statements have been prepared on the basis that the Company will continue as going concern. However, the Company incurred a net loss of $3,418,811 during the year ended December 31, 2000, and a net loss of $667,243 during the three months ended March 31, 2001, had a working capital deficit of $4,071,230 as of March 31, 2001, is in default on its loan agreements, and is in arrears on accounts with certain vendor creditors which raises substantial doubt about its ability to continue as a going concern.

    Certain vendors have suspended merchandise deliveries to the Company without cash payments in advance. As a result, the Company was not always able to make all shipments on new orders on a timely basis. The Company will require significant cash outlays for the foreseeable future to fund its delinquent trade credit balances and to meet ongoing trade and other debt obligations. The Company will require and is currently seeking sources of additional equity or debt financing in amounts that could be substantial. The type, timing and terms of financing the Company may obtain will depend upon its total cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that it will be able to find any such sources at any given time on favorable terms, if at all, or that, if such additional sources of financing cannot be obtained, that it will be able to continue to operate. The financial statements do not include any adjustments to its assets, including goodwill, or its liabilities that might result from the outcome of this uncertainty.

Note 2:  Agreement with Affiliated Company

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



Note 3: Stockholders' Equity

A.   Common Stock

     As of December 31, 2000 and March 31, 2001, the Company had common stock at a par value of $.001 per share with 25,000,000 shares authorized and 3,625,001 and 3,912,442 shares issued and outstanding, respectively.

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

     Series A Preferred Stock

     As of December 31, 2000 and March 31, 2001, the Company had issued and outstanding 5,000,000 shares of Series A Preferred Stock, $.001 par value. Duncan Hill holds these shares. The holder of the Series A Preferred Stock is entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The Series A Preferred Stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series A Preferred Stock has a liquidation preference of $.001 per share.

     Series 1 Preferred Stock

     In March 1999, the Company completed a public offering of securities through Fairchild Financial Group, Inc. in which 460,000 shares of Series 1 Preferred Stock were issued. The holders of the Series 1 Preferred Stock are entitled to a liquidation preference of $5.50 per share and to vote on matters submitted to a vote of the shareholders. Each Series 1 Preferred Share receives a cumulative annual dividend of $0.495, or 9.0% of the liquidation preference per share, payable in cash or common stock at the option of the Company. Each Series 1 Preferred Share is convertible into two shares of common stock at the option of the holder, commencing September 3, 2000. Each Series 1 Preferred Share is redeemable at the option of the Company at a price of $7.20 per share commencing September 3, 2000. As of December 31, 2000 and March 31, 2001, the Company had 460,000 and 366,300 shares of the Series 1 Preferred Stock issued And outstanding, respectively. The 4/01 dividend was not declared by the Board Of Directors, the total arrearage of accrued and unpaid dividends of 4/30/01 is $181,319.

C. Warrants

         Class A Warrants

     The Company issued 2,400,000 Class A Warrants in 1997 in conjunction with an offering of its common stock. Each Class A Warrant entitles the holder to purchase one share of common stock at a price of $5.00 for a period of four years commencing June 26, 1998 and expiring June 26, 2002. The Company may redeem the Class A Warrants at a price of $.05 per warrant, at any time after they become exercisable, upon not less than 30 days' prior written notice, if the closing bid price of the Common Stock has been at least $14.40 per share for 20 consecutive trading days ending on the fifth day prior to the date on which the notice of redemption is given. All 2,400,000 Class A Warrants are outstanding as of December 31, 2000 and March 31, 2001.

         Preferred Warrants

     The Company issued 920,000 Series 1 Preferred Stock Purchase Warrants (Preferred Warrant) in March 1999 in conjunction with an offering of its preferred stock. Each Preferred Warrant entitles the holder to purchase one share of Series 1 Preferred Stock at an exercise price of $6.00 per share commencing September 3, 2000 and expiring March 3, 2002. The Company shall redeem the Preferred Warrants at a price of $1.20 per warrant in the event it elects to redeem its Series 1 Preferred Stock in accordance with the terms summarized in Note 3B above. There were 820,000 Preferred Warrants are outstand-ing as of March 31, 2001.

Note 4. Borrowings

     Kids Stuff, Inc. has a line of credit from Bank One, N.A. which is payable On demand, bears interest at prime plus 1% and expires on July 31, 2001. The Company also has a Note Payable to Bank One of $293,000 with an effective Interest rate of 8.78% and is due on July 31, 2001. The loans are secured by the assets of the Company, a third mortgage on the Company's real estate, cross collateralization of life insurance on the lives of Mr. and Mrs. Miller, and carry unconditional and unlimited guarantees of Mr. and Mrs. Miller.

     In July 1999, the Company finalized an agreement to purchase a building located in North Canton, Ohio, which will serve as the office and warehouse facilities for the Company, Havana, and Duncan Hill. The purchase price of the building was $2,200,000. The purchase was partially financed through a commercial real estate loan from Bank One, N.A. in the amount of $1,690,000. The loan has a 20-year amortization period with an expiration date of July 7, 2009, and carries a variable interest rate based upon the 30 day LIBOR plus 2.75%. The rate of interest at March 31, 2001 was 9.5%. The loan is secured by a first mortgage on the Company's real estate, guaranteed by Duncan Hill, Inc., Mr. William Miller, Mrs. Jeanne Miller, and is cross-collateralized with assignment of life insurance.

     The entire balance of the Company's long-term debt has been classified as a Current liability on the accompanying balance sheet due to the non-compliance with certain of the loan covenants.

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

Note 6. Incentive Plans

A. Incentive Compensation Plan

     During 1997, the Company adopted an Incentive Compensation Plan (the "Plan"). The Plan is designed to motivate employee participants to achieve the Company's annual strategic goals. Eligibility for participation in the Plan is limited to the Chief Executive Officer and the President of the Company, and such other employees of the Company as may be designated by the Board of Directors from time to time. For each fiscal year of the Company, the Board will establish a bonus pool not to exceed 10% of the Company's operating income. The amount of such pool with respect to any year shall be determined subsequent to the end of that year upon the determination of the Company's operating income for that year. Each participant in the Plan is eligible to receive from the bonus pool an annual award of up to 50% of the participant's base salary. There were no awards in 2000 or the first three months of 2001.

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

     We acquired Perfectly Safe during January 1990 and circulated approximately 900,000 catalogs during that first year, producing net sales of $1,473,000. By the end of 2000, sales had increased to over $5.1 million.

     Jeannie's Kids Club was created and developed in-house, and the first catalog was mailed during July 1995. The annual club membership is $18 or $36 & renewed automatically each year, subject to customer cancellation and other limitations. In return for their membership fee, members are able to purchase products at discount prices compared to other children's catalogs. During the year 2000, the fifth full year of Kids Club operations, net sales were $2.6 million.

     We acquired The Natural Baby Catalog on July 2,1997, using the proceeds from our initial public offering. The Natural Baby Catalog compliments our other catalogs and offers alternative products to parents interested in natural childbirth, nursing products and natural fiber clothing. During 2000, The Natural Baby Catalog generated net sales of $5.8 million.

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

                              RESULTS OF OPERATIONS

             THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE
                          MONTHS ENDED MARCH 31, 2000.

     Sales for the quarter ended March 31, 2001 were $2,176,307 compared with $4,004,988 for the same period of 2000. The net loss for the first quarter of 2001 was $667,243 compared with a net loss of $530,216 for the same period in 2000. The sales decrease was due to reduced catalog circulation; during the first quarter of 2001, the Company mailed 1,112,402 catalogs, a reduction of 48% from the 2,305,257 catalogs mailed during the comparable period of 2000.

     Cost of sales increased from 60.2% of net sales in 2000 to 60.8% in 2001. This cost of sales increase was due to higher than expected acquisition costs from the Company's vendors.

     Selling expenses for the first quarter 2001 were $716,208 which is 32.9% of sales for the quarter as compared to $1,395,931 for first quarter of 2000, and 34.9% as compared to 2000 first quarter sales. General and Administrative Expenses increased from $695,125 in 2000 to $740,000 in the first quarter 2001. The increase was due primarily to higher than expected professional fees for Audit related work.

     Interest expense increased to $63,498 in the first quarter of 2001 from $33,759 in 2000 as a result of the increase in borrowings.

                         LIQUIDITY AND CAPITAL RESOURCES


     The Company has violated various covenants of its line-of-credit and other loan agreements. Bank One N.A. has the right to declare the entire unpaid balance of its outstanding notes to be immediately due and payable. Bank One pursuant to an agreement dated January 24, 2001, entered into a forbearance agreement until March 31, 2001, that was conditioned upon the Company not further defaulting on any of its existing loan agreements. The Company and Bank One N.A. has since entered into a new forbearance agreement that includes extending the Company's credit facilities and notes thereunder until July 31, 2001. The Company is currently seeking to obtain a new institutional lender to replace its existing lending facilities; but, no assurances can be given that these efforts will be successful.

     At March 31, 2001, the Company had a working capital deficit of $4,071,230. As of that same date, the Company owed Bank One N.A. a total of approximately $1,900,000. In addition, the Company has not been able to make timely payments to all of its trade creditors and has a significant amount of past due payables. Certain vendors have suspended merchandise deliveries to the Company without cash payments in advance. As a result, the Company was not always able to make all shipments on new orders on a timely basis. The Company will require significant cash outlays for the foreseeable future to fund its delinquent trade credit balances and to meet ongoing trade and other debt obligations. The Company will require and is currently seeking sources of additional equity or debt financing in amounts that could be substantial. The type, timing and terms of financing the Company may obtain will depend upon its total cash needs, the availability of other financing sources and the prevailing conditions in the financial markets. The Company cannot guarantee that it will be able to find such financing sources At any given time on favorable terms, if at all, or that, if such additional sources of financing cannot be obtained, that it will be able to continue to operate as a going concern.

     For the quarter ended March 31, 2001, our accumulated deficit increased $667,243 from December 31, 2000 due to the net loss. In addition to the net loss of $667,243, cash used by operating activities included an increase in accounts receivable of $106,714 and increases in deferred catalog and prepaid expenses of $42,530 and $5,826, respectively. These uses were offset by non-cash charges of $52,587 for depreciation and amortization. Additionally, cash was provided by a decrease in inventories of $376,824 and an increase in accounts payable, deferred revenue and accrued expenses of $740,426. With respect to financing activities, our cash increased $53,718 from a decrease in due to/from affiliates. Our cash was reduced by $549,645 for payments on debt.

     For the quarter ended March 31, 2000, our accumulated deficit increased $530,216 from December 31, 1999 due to the net loss. In addition to the net loss of $530,216, cash used by operating activities included an increased in deferred catalog expense of $5,326 and a decrease in accounts payable, customer advances, and accrued expenses of $329,144. These uses were offset by non-cash charges of $103,542 for depreciation and amortization. Additionally, cash was provided by a decrease in accounts receivable and inventory of $91,604 and $104,210, respectively. Prepaid expenses also provided $17,867 of cash to operating activities. Cash was used for investing activities of $105,802 to purchase new equipment and website development. With respect to financing activities, our cash increased $216,064 from a decrease in due to/from affiliates and proceeds from sale of stock of $4,300. Our cash was reduced by $196,985 for payments on our long-term debt.

                 FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Form 10-QSB contains forward-looking statements which reflect management's current views and estimates of future economic circumstances, industry conditions, company performance and financial results. These forward looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, many of which are beyond our control, such as competition or possible future changes to state sales tax laws. Actual results could differ materially from these forward looking statements because of changes in the children's mail order catalog industry, availability or prices of goods, credit availability, printers' schedules or availability, and other factors. Any changes in such assumptions or factors could produce significantly different results.

             PART II. OTHER INFORMATION

             Item 3.  Defaults upon senior securities.

                The Company failed to declare its annual dividend to its Series 1 Preferred Stockholders for 2001. The total amount of arrearage as of 4/30/01 of unpaid dividend totals approximately $181,319


             Item 6. Exhibits and Reports on Form 8-K

             No exhibits filed as part of this report.


             No report on Form 8-K was filed during the first quarter of 2001.

                   KIDS STUFF, INC. FORM 10-QSB MARCH 31, 2001

                                    Signature

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Kids Stuff, Inc.

DATE: 5/15/01

                                                 /s/WILLIAM MILLER
                                                    William Miller, CEO and CFO