Form 10QSB
period 2001-06-30
KIDS STUFF INC
filed 2001-08-16
CIK 1027992

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 2001 FOR THE TRANSITION PERIOD FROM ______________________ TO _________________

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

                                                           Yes [ X ] No [ ]

     As of July 30, 2001, there were 4,612,442 shares of the Registrant's Common Stock and 366,300 shares of Preferred Stock issued and outstanding.

     Transitional Small Business Disclosure Format.

                                                           Yes [ ] No [ X ]

INDEX


Balance Sheets - June 30, 2001 (Unaudited) and December 31, 2000..........................................3
Statements of Operations - Three Months and Six Months Ended June 30, 2001 and 2000 (Unaudited)...........5
Statements of Cash Flows - Six Months Ended June 30, 2001 and 2000 (Unaudited)............................6
Notes to Financial Statements.............................................................................7
Item 2 - Management's Discussion and Analysis or Plan of Operations.......................................11
Other Information.........................................................................................14
Signature Page............................................................................................15

                                KIDS STUFF, INC.
                                 Balance Sheets



                                              (UNAUDITED)
                                               June 30       December 31,
                                                  2001            2000

ASSETS:

CURRENT ASSETS


      Cash ..................................   $     --     $   55,811
      Accounts receivable ...................       70,774      135,327
      Inventories ...........................    1,141,283    1,847,913
      Deferred catalog expense ..............      375,384      699,091
      Due from affiliates ...................       64,630      109,392
      Prepaid expenses ......................       36,705       45,487

          Total Current Assets ..............    1,688,776    2,893,021


PROPERTY & EQUIPMENT:

      Land ..................................      214,000      214,000
      Building and improvements .............    2,041,553    2,041,553
      Data processing equipment .............      609,895      596,419
      Leasehold Improvements ................       17,569       36,779
      Web Site ..............................      184,883      184,883
      Machinery and equipment ...............       96,599       96,599
      Furniture and fixtures ................      125,082      137,856

                                                 3,289,581    3,308,089

      Less accumulated depreciation .........      471,191      379,581

                                                 2,818,390    2,928,508


OTHER ASSETS, net of accumulated amortization

      Goodwill ..............................      930,155      958,705
      Trademarks ............................        2,683            0
      Customer List .........................            0            0
      Deferred Financing Fee ................            0            0

                                                   932,838      958,705

                                                $5,440,004   $6,780,234
                                                ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.
                                 Balance Sheets


                                         (UNAUDITED)
                                          June 30,           December 31,
                                             2001              2000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:


      Current Portion of long-term debt ....   $   164,175    $   160,949
      Long-term debt reclassified ..........     1,754,228      1,837,031
      Accounts payable .....................     3,088,192      2,786,879
      Line of credit .......................       331,000        895,000
      Note payable .........................       282,500        300,000
      Deferred revenue .....................       889,468        318,322
      Accrued expenses .....................        71,673        110,714

          Total Current Liabilities ........     6,581,236      6,408,895


LONG-TERM DEBT, NET OF CURRENT PORTION .....          --             --

COMMITMENTS AND CONTINGENCIES ..............          --             --

STOCKHOLDERS' EQUITY:

      Common stock .........................         4,512          3,625
      Preferred stock Series A .............         5,000          5,000
         Series A, 5,000,000 shares issued
         and outstanding, voting, without
         dividend
      Preferred Stock Series 1 .............          366            460
         Series 1,460,000 shares issued
         and 366,300 and 460,000 outstanding
         at June 30, 2001 and Dec. 31, 2000,
         respectively, voting,
         aggregate liquidation of $2.014
         million plus cumulative unpaid
         dividends of $181,319 at June 30,
         2001
      Additional paid-in capital ...........     5,508,584      5,399,077
      Retained earnings (deficit) ..........    (6,659,694)    (5,036,823)

          Total Stockholders' Equity .......    (1,141,232)       371,339

                                               $ 5,440,004    $ 6,780,234
                                                ===========    ===========



The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.
                            Statements of Operations



                                                                       (Unaudited)                      (Unaudited)
                                                            Three Months Ended June 30,          Six Months Ended June 30,
                                                            2001                 2000               2001             2000


Net Sales                                                 $  960,274        $3,973,690           $3,136,581        $7,978,678

Cost of Sales                                                649,864         2,300,490            1,973,708         4,710,879

Gross Profit                                                 310,410         1,673,200            1,162,873         3,267,799

Selling Expenses                                             602,181         1,336,152            1,318,389         2,732,083

General and Administrative Expenses                          604,223           786,774            1,344,223         1,481,899

(Loss) income From Operations                               (895,994)         (449,726)          (1,499,739)         (946,183)

Other Income (Expense)
         Interest Expense                                    (51,543)          (27,801)            (115,041)
(61,560)
         Other                                                (8,091)              --                (8,091)            --

Net Income (Loss)                                          $(955,628)        $(477,527)         $(1,622,871)      $(1,007,743)
                                                       ==============   ===============          ============     ============

Basic and Diluted Income (Loss)
Per Share after considering preferred stock
cumulative dividends                                           ($0.25)          ($0.15)              ($0.44)           ($0.31)
                                                             ========         ========               ========         ========






    The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.
                             Statement of Cash Flows

                                   (UNAUDITED)

                                                              Six Months Ended June 30
                                                                   2001           2000


Cash Flows From Operating Activities:



     Net (Loss) ..........................................   $(1,622,871)   $(1,007,743)
     Adjustments to reconcile net (loss) to net
     cash provided (used) by operating activities:
          Depreciation and amortization ..................       125,022        213,682
           Loss on Disposal of Assets ....................        25,725           --
           Common stock issued for services ..............       110,300          4,300
          Decrease in accounts receivable ................        64,553         38,306
          Decrease in inventories ........................       706,630         91,484
          Decrease(Increase) in deferred catalog expense .       323,707        (80,544)
          Decrease(Increase) in prepaid expenses .........         8,782        (16,738)
          (Increase) in other assets .....................        (2,899)          --
          Increase(Decrease) in accounts payable,
                deferred revenue and accrued expenses ....       833,418       (326,024)

Net cash provided (used) by operating activities .........       572,367     (1,083,277)



Cash Flows From Investing Activities:
     Investment in property and equipment and other assets       (13,475)      (138,095)
     Proceeds from sale of assets ........................         1,612           --

Net cash (used) by investing activities ..................       (11,863)      (138,095)

Cash Flows From Financing Activities:
     Payments on debt ....................................      (661,077)       (80,059)
     Borrowing on line of credit and current note payable           --          267,000
     Decrease in due from affiliates .....................        44,762        175,000
Net cash (used) provided by financing activities .........      (616,315)       361,941


Net (Decrease) ...........................................       (55,811)      (859,431)


Cash - Beginning .........................................        55,811        859,431


Cash - Ending ............................................   $      --      $      --
                                                             ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                KIDS STUFF, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1: Business Description and Summary of Significant Accounting Policies

     Business Description - Kids Stuff, Inc. ("Kids Stuff" or the "Company") is in the direct marketing business and sells to customers throughout the U.S. Duncan Hill, Inc. owns 73% of the Company's outstanding voting capital stock as of June 30, 2001. Perfectly Safe, a division of the Company, primarily sells children's safety products for use up to age 3. Jeanne's Kids Club, a division of the Company, sells hard good products for children primarily up to the age of
3. Natural Baby, a division of the Company, sells clothing and toys for children primarily up to the age of 3. LittleFeet, a division of the Company, sells footwear and related products to infants and children. Products are purchased from a variety of vendors.

      Basis of Presentation - The accompanying financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the Company's management, the disclosures made are adequate to make the information presented not misleading, and the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, results of operations for the three and six month periods ended June 30, 2001 and June 30, 2000, and cash flows for the six month periods ended June 30, 2001 and June 30, 2000. The results of operations for the interim periods is not necessarily indicative of the results to be expected for the full year.

     Per Share Amounts - Net income per share is calculated using the weighted average number of shares outstanding during the period for basic earnings per share. Diluted earnings per share are calculated to include the dilutive effect of stock options and warrants, if any. The number of shares outstanding in computing basic earnings per share the three month periods ended June 30, 2001 and 2000 was 4,112,442 and 3,625,001, respectively. The number of shares outstanding in computing basic earnings per share for the six month periods ended June 30, 2001 and 2000 was $3,935,069 and $3,568,930, respectively. The effect of the convertible preferred stock and stock warrants outstanding was antidilutive.

Going Concern

     The financial statements have been prepared on the basis that the Company will continue as going concern. However, the Company incurred a net loss of $3,418,811 during the year ended December 31, 2000, and a net loss of $1,622,871 during the six months ended June 30, 2001, had a working capital deficit of $4,892,460 as of June 30, 2001, is in default on its loan agreements, and is in arrears on accounts with certain vendor creditors which raises substantial doubt about its ability to continue as a going concern.

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

As of June 20, 2001, the company entered into an agreement with Cornell Capital Partners, LP, New York, NY to provide the company with an Equity Line of Credit which could provide an amount up to $3,000,000. The agreement requires Kids Stuff Inc. to register 15,700,000 of its authorized but unregistered common shares with the SEC. The Company then may draw on this Line of Credit in amounts determined by the volume of shares traded and the price per share. While the Company is hopeful that this will provide sufficient capital to restructure its operations, there can be no assurance that the price per share or the number of shares to be traded, given limitations in the agreement, will produce sufficient funding.

The financial statements do not include any adjustments to its assets, including goodwill, or its liabilities that might result should the Company be unable to continue as a going concern.

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



Note 3: Stockholders' Equity

A. Common Stock

     As of December 31, 2000 and June 30, 2001, the Company had common stock at a par value of $.001 per share with 25,000,000 shares authorized and 3,625,001 and 4,512,442 shares issued and outstanding, respectively.

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

     Series A Preferred Stock

     As of December 31, 2000 and June 30, 2001, the Company had issued and outstanding 5,000,000 shares of Series A Preferred Stock, $.001 par value. Duncan Hill holds these shares. The holder of the Series A Preferred Stock is entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The Series A Preferred Stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series A Preferred Stock has a liquidation preference of $.001 per share.

     Series 1 Preferred Stock

     In March 1999, the Company completed a public offering of securities through Fairchild Financial Group, Inc. in which 460,000 shares of Series 1 Preferred Stock were issued. The holders of the Series 1 Preferred Stock are entitled to a liquidation preference of $5.50 per share and to vote on matters submitted to a vote of the shareholders. Each Series 1 Preferred Share receives a cumulative annual dividend of $0.495, or 9.0% of the liquidation preference per share, payable in cash or common stock at the option of the Company. Each Series 1 Preferred Share is convertible into two shares of common stock at the option of the holder, commencing September 3, 2000. Each Series 1 Preferred Share is redeemable at the option of the Company at a price of $7.20 per share commencing September 3, 2000. As of December 31, 2000 and June 30, 2001, the Company had 460,000 and 366,300 shares of the Series 1 Preferred Stock issued and outstanding, respectively. The dividend for the year ended December 31, 2000 was not declared by the Board Of Directors. The total arrearage of accrued and unpaid dividends of June 30, 2001 is $181,319.

C. Warrants

         Class A Warrants

     The Company issued 2,400,000 Class A Warrants in 1997 in conjunction with an offering of its common stock. Each Class A Warrant entitles the holder to purchase one share of common stock at a price of $5.00 for a period of four years commencing June 26, 1998 and expiring June 26, 2002. The Company may redeem the Class A Warrants at a price of $.05 per warrant, at any time after they become exercisable, upon not less than 30 days' prior written notice, if the closing bid price of the Common Stock has been at least $14.40 per share for 20 consecutive trading days ending on the fifth day prior to the date on which the notice of redemption is given. All 2,400,000 Class A Warrants are outstanding as of December 31, 2000 and June 30, 2001.

         Preferred Warrants

     The Company issued 920,000 Series 1 Preferred Stock Purchase Warrants (Preferred Warrant) in March 1999 in conjunction with an offering of its preferred stock. Each Preferred Warrant entitles the holder to purchase one share of Series 1 Preferred Stock at an exercise price of $6.00 per share commencing September 3, 2000 and expiring March 3, 2002. The Company shall redeem the Preferred Warrants at a price of $1.20 per warrant in the event it elects to redeem its Series 1 Preferred Stock in accordance with the terms summarized in Note 3B above. There were 820,000 Preferred Warrants are outstand-ing as of June 30, 2001.

Note 4. Borrowings

     The Company has violated various covenants of its line-of-credit and other loan agreements with Bank One N.A., which has the right to declare the entire unpaid balance of its outstanding notes to be immediately due and payable. As a result, Bank One, pursuant to an agreement dated January 24, 2001, entered into a forbearance agreement until March 31, 2001, provided that the Company meet certain operating conditions. The Company and Bank One N.A. has since entered into a new forbearance agreement that includes extending the Company's credit facilities and notes thereunder until August 31, 2001.

     Kids Stuff, Inc. has a line of credit from Bank One, N.A. which is payable On demand, bears interest at prime plus 1% and expires on August 31, 2001. The Company also has a Note Payable to Bank One of $282,500 as of August 30, 2001 with an effective Interest rate of 7.75% and is due on Auguar 30, 2001. The loans are secured by the assets of the Company, a third mortgage on the Company's real estate, cross collateralization of life insurance on the lives of Mr. and Mrs. Miller, and carry unconditional and unlimited guarantees of Mr. and Mrs. Miller.

      In July 1999, the Company finalized an agreement to purchase a building located in North Canton, Ohio, which serves as the office and warehouse facilities for the Company and Duncan Hill. The purchase price of the building was $2,200,000. The purchase was partially financed through a commercial real estate loan from Bank One, N.A. in the amount of $1,690,000. The loan has a 20-year amortization period with an expiration date of July 7, 2009, and carries a variable interest rate based upon the 30 day LIBOR plus 2.75%. The rate of interest at June 30, 2001 was 6.77%. The loan is secured by a first mortgage on the Company's real estate, guaranteed by Duncan Hill, Inc., Mr. William Miller, Mrs. Jeanne Miller, and is cross- collateralized with assignment of life insurance.

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

Note 6. Incentive Plans

A. Incentive Compensation Plan

     During 1997, the Company adopted an Incentive Compensation Plan (the "Plan"). The Plan is designed to motivate employee participants to achieve the Company's annual strategic goals. Eligibility for participation in the Plan is limited to the Chief Executive Officer and the President of the Company, and such other employees of the Company as may be designated by the Board of Directors from time to time. For each fiscal year of the Company, the Board will establish a bonus pool not to exceed 10% of the Company's operating income. The amount of such pool with respect to any year shall be determined subsequent to the end of that year upon the determination of the Company's operating income for that year. Each participant in the Plan is eligible to receive from the bonus pool an annual award of up to 50% of the participant's base salary. There were no awards in 2000 or the first six months of 2001.

 B. Stock Incentive Plan

     During 1997, the Company adopted a Stock Incentive Plan (Incentive Plan). Under the Incentive Plan, the Compensation Committee of the Board of Directors May grant stock incentives to key employees and the directors of the Company pursuant to which a total of 400,000 shares of Common Stock may be issued; provided, however, that the maximum amount of Common Stock with respect to which stock incentives may be granted to any person during any calendar year shall be 20,000 shares, except for a grant made to a recipient upon the recipients initial hiring by the Company, in which case the number shall be a maximum of 40,000 shares. These numbers are subject to adjustment in the event of a stock split and similar events. Stock incentive grants may be in the form of options, stock appreciation rights, stock awards or a combination thereof. No stock incentives were granted under the Incentive Plan in 1998; the Company approved the issuance of 65,000 options at September 24, 1999. The exercise price of the options are $1.33 per share, representing the market value of the Company's common stock during the week ended September 17, 1999. Of the 65,000 options issued at September 24, 1999, 30,000 are active and have not been exercised or forfeited as of June 30, 2001.

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

                              RESULTS OF OPERATIONS

Three Months ended June 30, 2001 compared to the Three Months ended June 30,
2000

     Sales for the quarter ended June 30, 2001 were $960,274 compared with $3,973,690 for the same period of 2000. The net loss for the second quarter of 2001 was $955,628 compared with a net loss of $477,527 for the same period in 2000. The sales decrease was due to reduced catalog circulation; during the second quarter of 2001, the Company mailed 289,574 catalogs, a reduction of 87% from the 2,242,837 catalogs mailed during the comparable period of 2000.

     Cost of sales increased from 57.9% of net sales in 2000 to 67.7% in 2001. This cost of sales increase was due to higher than expected acquisition costs from the Company's vendors.

     Selling expenses for the second quarter 2001 were $602,181 which is 62.7% of sales for the quarter as compared to $1,336,152 or 33.6% of sales, for second quarter of 2000. The higher selling expense was due to lower response rates from the Company's catalog mailings and generally less efficient mailings due to the lower Mailing quantities.

General and Administrative Expenses decreased to $604,223 in the second quarter 2001 Compared with $786,774 in the comparable period in 2000. The decrease was due to a decline in personnel and lower depreciation and amortization expenses.

     Interest expense increased to $51,543 in the second quarter of 2001 from $27,801 in 2000 as a result of the increase in borrowings.


Six Months ended June 30, 2001 compared to the Six Months ended June 30, 2000

     Sales for the six month period ended June 30, 2001 were $3,136,581, compared with $7,978,678 for the same period of the year 2000. The net loss for the six month period of 2001 was $1,622,871, compared with a net loss of $1,007,743 for the same period in 2000. The sales decrease was due to reduced catalog circulation; during the six months ended June 30, 2001 the Company mailed 1,401,976 catalogs, compared with 4,548,094 catalogs mailed during the comparable period of 2000. This reduction of 69.2% in catalog circulation produced a sales decrease of 60.7%.

Cost of sales increased to 62.9% of net sales in the six month period ended June 30, 2001, compared with 59.0% during the comparable period in 2000. Theis cost of sales increase was due to higher costs of fulfillment from inefficiencies resulting from the lower levels of sales.

Selling expenses for the six month period ended June 30, 2001 were $1,318,389, or 42.0% of sales compared with $2,732,083 or 34.2% of sales, for the comparable period in 2000. The higher selling expense was due to lower response rates from the Company's catalog mailings and generally less efficient mailings due to the lower mailing quantities.

 General and Administative Expenses decreased to $1,344,223 during the six months ended June 30, 2001, compared with $1,481,899 in the comparable period in 2000. The decrease was due to a decline in personnel and lower depreciation and amortization expenses.

Interest expense increased to $115,041 during the six months ended June 30, 2001, compared with the $61,560 for the comparable period in the year 2000. This resulted from increased Borrowings.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had a working capital deficit of $4,892,460. As of that same date, the Company owed Bank One N.A. a total of approximately $1,810,000. In addition, the Company has not been able to make timely payments to all of its trade creditors and has a significant amount of past due payables. Certain vendors have suspended merchandise deliveries to the Company without cash payments in advance. As a result, the Company was not always able to make all shipments on new orders on a timely basis. The Company will require significant cash outlays for the foreseeable future to fund its delinquent trade credit balances and to meet ongoing trade and other debt obligations.

     For the six month period ended June 30, 2001, our accumulated deficit increased $1,622,871 from December 31, 2000 due to the net loss. In addition to the net loss of $1,622,871 cash used by operating activities included an increase in trademarks of $2,899. These uses were offset by non-cash charges of $125,022 for depreciation and amortization and $25,725 for loss on sale of assets. Additionally, cash was provided by a decrease in inventories of $706,630, a decrease in accounts receivable of $64,553, a decrease in deferred catalog expense of $323,707, a decrease in prepaid expenses of $8,782, and an increase in accounts payable, deferred revenue and accrued expenses of $833,418. With respect to investing activities, our cash increased by $1,612 for proceeds on the sale of assets and decreased $13,475 for the purchase of property and equipment. With respect to financing activities, our cash increased $44,762 from a decrease in due to/from affiliates. Our cash was reduced by $661,077 for payments on debt.

     For the period ended June 30, 2000, our accumulated deficit increased $1,007,743 from December 31, 1999 due to the net loss. In addition to the net loss of $1,007,743 cash used by operating activities included an increase in deferred catalog expense of $80,544 and prepaid expenses of $16,738. Additionally, cash was used by a decrease in accounts payable, customer advances, and accrued expenses of $326,024 . These uses were offset by non-cash charges of $213,682 for depreciation and amortization. Cash was also provided by a decrease in accounts receivable of $38,306 and a decrease in inventory of $91,484. Cash was used for investing activities of $138,095 to purchase new equipment and website development. With respect to financing activities, our cash increased $267,000 from a borrowing on line of credit and current note payable. Cash also increased by $175,000 from a decrease in due to/from affiliate. Cash was reduced by $80,059 for debt payments.


New Financing

     As of June 20, 2001, the Company entered into an agreement with Cornell Capital Partners, LP, New York, NY to provide the company with an Equity Line of Credit in an amount up to $3,000,000. As a result of this agreement, Kids Stuff, Inc. intends to enter into registration of its remaining common stock, approximately 15,700,000 common shares, with the SEC.

     The Company then may draw on this Line of Credit in amounts determined by the volume of shares traded and the price per share over a 24 month period of time. Although no assurances can be given, the Company is hopeful that this will provide sufficient capital to restructure its operations and reduce its level of debt.

Bank Debt

     At June 30, 2001, the Company owed Bank One N.A. a total of approximately $1,810,000.

     The Company has violated various covenants of its line-of-credit and other loan agreements with Bank One N.A., which has the right to declare the entire unpaid balance of its outstanding notes to be immediately due and payable. As a result, Bank One, pursuant to an agreement dated January 24, 2001, entered into a forbearance agreement until March 31, 2001, provided that the Company meet certain operating conditions. The Company and Bank One N.A. has since entered into a new forbearance agreement that includes extending the Company's credit facilities and notes thereunder until August 31, 2001. The Company is attempting to stucture the Equity Line of Credit from Cornell Capital Partners, LP to provide sufficient funds to permit the restucturing and repayment of the amounts owed to Bank One.

      At June 30, 2001, the Company had a working capital deficit of $4,892,460. As of that same date, the Company owed Bank One N.A. a total of approximately $1,810,000. While the Company is making every effort to restucture its operations to profitability, the Company realizes that new financing is essential to its continued operations. While the Company is hopeful that its recent agreement with Cornell Capital Partners, LP, New York, NY will provide the necessary financing, there can be no assurance that the financing efforts will be successful or that sufficient funds will be generated to sustain the Company's ongoing operations.

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

                The Company failed to declare its annual dividend to its Series 1 Preferred Stockholders for 2001. The total amount of arrearage as of 7/31/01 of unpaid dividend totals approximately $181,319


             Item 6. Exhibits and Reports on Form 8-K

             No exhibits filed as part of this report.


             No report on Form 8-K was filed during the second quarter of 2001.

                   KIDS STUFF, INC. FORM 10-QSB JUNE 30, 2001

                                    Signature

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Kids Stuff, Inc.

DATE:  8/14/01


                                                 /s/WILLIAM MILLER
                                                    William Miller, CEO and CFO