Form 10QSB
period 2001-09-30
KIDS STUFF INC
filed 2001-11-27
CIK 1027992

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 2001 FOR THE TRANSITION PERIOD FROM __________________ TO ________________

                        COMMISSION FILE NUMBER 000-29334

                                KIDS STUFF, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                          34-1843520
 (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER OR ORGANIZATION)
        INCORPORATION                                  IDENTIFICATION NO.)

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

                                 Yes [X] No [ ]

         As of October 31, 2001, there were 4,512,442 shares of the Registrant's Common Stock and 5,366,300 shares of Preferred Stock issued and outstanding.

                 Transitional Small Business Disclosure Format.

                                 Yes [ ] No [X]

                                      INDEX

Part I - Financial Information

Item 1 - Financial Statements

Balance Sheets - September 30, 2001 (Unaudited) and December 31, 2000

Statements of Operations - Three Months and Nine Months Ended September
     30, 2001 and 2000 (Unaudited)

Statements of Cash Flows - Nine Months Ended September 30, 2001 and 2000
     (Unaudited)

Notes to Financial Statements

Item 2 - Management's Discussion and Analysis or Plan of Operations

Part II - Other Information

Signature Page

Part 1 - Financial Information

ITEM 1 - FINANCIAL STATEMENTS

                                          Kids Stuff, Inc.
                                            Balance Sheet


                                                      (Unaudited)
                                                   September 30, 2001  December 31, 2000
                                                    ---------------     ---------------
ASSETS

Current Assets
  Cash                                              $            -      $       55,811
  Accounts receivable                                      326,028             135,327
  Inventories                                              950,746           1,847,913
  Deferred catalog expense                                 282,540             699,091
  Due from affiliates                                       40,915             109,392
  Prepaid expenses                                          31,960              45,487
                                                    ---------------     ---------------
    Total Current Assets                                 1,632,189           2,893,021

Property, plant and equipment, net of accumulated
depreciation of $520,605 and $379,581                    2,768,975           2,928,508

Other Assets, net of accumulated amortization
  Goodwill                                                 915,880             958,705
  Trademarks                                                 2,522                   -
  Customer Lists                                                 -                   -
  Guarantee fee                                             31,275                   -
                                                    ---------------     ---------------
    Total Other Assets                                     949,677             958,705
                                                    ---------------     ---------------
    TOTAL ASSETS                                    $    5,350,841      $    6,780,234
                                                    ===============     ===============

   The accompanying notes are an integral part of these financial statements.



                                          Kids Stuff, Inc.
                                            Balance Sheet

                                                                         (Unaudited)
                                                                      September 30, 2001  December 31, 2000
                                                                       ----------------   ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Due to Banks                                                         $        24,453            $     -
  Current portion of long-term debt                                            165,840            160,949
  Long-term debt reclassified                                                1,912,230          1,837,031
  Accounts payable                                                           2,973,951          2,786,879
  Line of credit                                                               776,000            895,000
  Note payable                                                                       -            300,000
  Deferred revenue                                                             792,009            318,322
  Accrued expenses                                                              73,502            110,714
                                                                       ----------------   ----------------
    Total Current Liabilities                                                6,717,985          6,408,895

    Total Liabilities                                                        6,717,985          6,408,895
                                                                       ----------------   ----------------

Commitments and Contingencies                                                        -                  -

Stockholders' Equity
  Preferred stock - Series A, $.001 par value, 5,000,000
     shares issued and outstanding, voting, without dividend                     5,000              5,000
  Preferred stock - Series 1, $.001 par value, 1,460,000
     shares issued and 366,300 and 460,000 outstanding at
     September 30, 2001 and December 31, 2000, respectively,
     voting, aggregate liquidation of $2.014 million plus cumulative
     unpaid dividends of $181,319 at September 30, 2001                            366                460
  Common stock, par value $.001 per share; 25,000,000 shares authorized; 4,512,442 and 3,625,001 shares issued at September
     30, 2001 and December 31, 2000, respectively                                4,512              3,625
  Additional paid-in capital                                                 5,508,584          5,399,077
  Retained earnings (deficit)                                               (6,885,606)        (5,036,823)
                                                                       ----------------   ----------------
    Total Stockholders' Equity                                              (1,367,144)           371,339
                                                                       ----------------   ----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $     5,350,841    $     6,780,234
                                                                       ================   ================


                    The accompanying notes are an integral part of these financial statements.




                                Kids Stuff, Inc.
                             Statement of Operations


                                                Unaudited                          Unaudited
                                       Three Months Ended September 30,   Nine Months Ended September 30,
                                           2001           2000                2001             2000
                                      -------------   -------------       -------------   -------------
Net Sales                             $    658,842    $  4,212,901        $  3,795,424    $ 12,151,426

Cost of Sales                              315,321       2,250,898           1,893,597       6,655,111
                                      -------------   -------------       -------------   -------------

Gross Profit                               343,521       1,962,003           1,901,827       5,496,315

Selling Expenses                           274,424       1,509,125           2,047,296       4,303,451

General and Administrative Expenses        232,577         673,403           1,657,974       2,302,747
                                      -------------   -------------       -------------   -------------

Income from Operations                    (163,480)       (220,525)         (1,803,443)     (1,109,883)

Other Income (Expense)                     (62,446)        (63,642)            (45,340)       (175,279)
                                      -------------   -------------       -------------   -------------

Net Loss                              $   (225,926)   $   (284,167)       $ (1,848,783)   $ (1,285,162)
                                      =============   =============       =============   =============

Basic and Diluted Loss per Share
  After Considering Preferred Stock
  Cumulative Dividends                $      (0.05)   $      (0.09)       $      (0.47)   $      (0.41)


                    The accompanying notes are an integral part of these financial statements.



                                Kids Stuff, Inc.
                             Statement of Cash Flows


                                                          Nine Months Ended September 30,
                                                              2001            2000
                                                          ------------   ------------
Cash Flows From Operating Activities
  Net (loss)                                              $(1,848,783)   $(1,285,162)
  Adjustments to reconcile net loss to net cash:
    Depreciation and amortization                             202,358        385,134
    (Increase) in accounts receivable                        (190,701)       (28,383)
    Decrease (increase) in inventories                        897,167          4,002
    Decrease (increase) in deferred catalog expenses          416,551       (223,944)
    Decrease (increase) in prepaid expenses                    13,527        (17,659)
    Increase (decrease) in accounts payable, customer
       advances and accrued expenses                          623,547        266,053
                                                          ------------   ------------
Net cash (provided) used by operating activities              113,666       (899,959)

Cash Flows From Investing Activities
  Investment in property and equipment and other assets             -       (328,060)
  Proceeds from sale of assets                                (33,797)             -
                                                          ------------   ------------

Net cash (provided) used by investing activities              (33,797)      (328,060)

Cash Flows From Financing Activities
  Borrowings (repayment) on line of credit - net             (252,367)       303,600
  Borrowings on note payable current                          (85,750)       300,000
  Sale of common stock                                              -          4,300
  Payment on long-term debt                                         -       (117,929)
  Increase in additional paid in capital                      109,507              -
  Decrease in due from affiliates                              68,477         48,703
                                                          ------------   ------------
Net cash used (provided) by financing activities             (160,133)       538,674

Net (decrease) in cash                                    $   (80,264)   $  (689,345)
                                                          ============   ============

Cash - Beginning                                          $    55,811    $   859,431
Cash - Ending                                             $         -    $   170,086

      The accompanying notes are an integral part of these financial statements.


                                KIDS STUFF, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2001. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's December 31, 2000 Annual Report on Form 10-KSB.

Basis of Presentation

Kids Stuff, Inc. ("Kids Stuff" or the "Company") is in the direct marketing business and sells to customers throughout the U.S.. The Company has traditionally sold through three catalog operations and its Internet site, www.kidsstuff.com The Perfectly Safe Catalog, primarily sells children's safety products for use up to age three. Jeanne's Kids Club catalog sells hard good products for children at reduced prices compared with other catalogs in return for an annual membership fee. The Natural Baby Catalog sells products for breast feeding, cloth diapers, natural fiber clothing and wooden toys. Little Feet an Internet catalog, sells footwear and related products to infants and children. Due to the lack of working capital, the Company is downsizing its catalog business and emphasizing its Internet site, www.kidsstuff.com, as its primary selling vehicle, which contains products and trademarks from each of its various catalogs as well as discounted and discontinued merchandise at sale prices. Products are purchased from a variety of vendors.

Recent Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued FAS 144,"Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to acquisitions concluded subsequent to September 30, 2001. As a result of implementing these new standards, the Company will discontinue the

                                KIDS STUFF, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its financial statements

Going Concern

The financial statements have been prepared on the basis that the Company will continue as a going concern. However, the Company incurred a net loss of $3,418,811 during the year ended December 31, 2000, and a net loss of $1,848,783 during the nine months ended September 30, 2001, and a working capital Deficit of $5,085,796 at September 30, 2001, and is in default on its loan agreements, which raises substantial doubt about its ability to continue as a going concern.

At September 30, 2001, the Company owed Bank One N.A., a total of over $2.2 million. The Company has violated certain covenants of its line-of-credit and other loan agreements with Bank One N.A., which has the right to declare the entire unpaid balance of its outstanding notes to be immediately due and payable. As a result, Bank One, pursuant to an agreement dated January 24, 2001, entered into a forbearance agreement until March 31, 2001, provided that the Company meet certain operating conditions. The Company and Bank One N.A. have since entered into a new forbearance agreement that extends the Company's credit facilities and notes thereunder until October 31, 2001. The Company is attempting to obtain financing from the Equity Line of Credit with Cornell to provide sufficient funds to permit the restructuring and repayment of the amounts owed to Bank One.

The entire balance of the Company's long-term debt has been classified as a Current liability on the accompanying balance sheet due to the non-compliance with the loan covenants.

Subsequent Events

Subsequent to the September 30, 2001 financial statements, the Company entered into a sale agreement with a third party to purchase the land, building and improvements for about $1.8 million. At the time of this filing the sale agreement was not finalized. It is anticipated that the proceeds from the sale of these assets, less the costs of sale, will be used to satisfy bank debt.

Agreement with Affiliated Company

Duncan Hill, Inc. owns 79% of the outstanding voting capital stock of the Havana Group, Inc. (Havana). In January 1998, the Company contracted with Havana to provide administrative, executive, and accounting services. At January 1, 1999 the agreement was modified and extended on a month-to-month basis as Havanabegan to incur direct costs for its administrative functions. Havana pays to Kids an accounting, data processing, and administrative charge of $30,000 per year. Additionally, a $1.75 per shipment for warehouse services was paid by Havana until March 8, 2000 when Havana assumed their own warehousing facility and no longer required Kids Stuff Inc.'s fulfillment services.

Stockholders' Equity

A. Common Stock

         As of December 31, 2000 and September 30, 2001, the Company had common stock at a par value of $.001 per share with 25,000,000 shares authorized and 3,625,001 and 4,512,442 shares issued and outstanding, respectively.

                                KIDS STUFF, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

Series A Preferred Stock

         As of December 31, 2000 and September 30, 2001, the Company had issued and outstanding 5,000,000 shares of Series A Preferred Stock, $.001 par value. Duncan Hill holds these shares. The holder of the Series A Preferred Stock is entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. The Series A Preferred Stock is not subject to redemption and has no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of Series A Preferred Stock has a liquidation preference of $.001 per share.

Series 1 Preferred Stock

         In March 1999, the Company completed a public offering of securities through Fairchild Financial Group, Inc. in which 1,460,000 shares of Series 1 Preferred Stock were issued. The holders of the Series 1 Preferred Stock are entitled to a liquidation preference of $5.50 per share and to vote on matters submitted to a vote of the shareholders. Each Series 1 Preferred Share receives a cumulative annual dividend of $0.495, or 9.0% of the liquidation preference per share, payable in cash or common stock at the option of the Company. Each Series 1 Preferred Share is convertible into two shares of common stock at the option of the holder, commencing September 3, 2000. Each Series 1 Preferred Share is redeemable at the option of the Company at a price of $7.20 per share commencing September 3, 2000. As of December 31, 2000 and September 30, 2001, the Company had 460,000 and 366,300 shares of the Series 1 Preferred Stock issued and outstanding, respectively. The dividend for the year ended December 31, 2000 was not declared by the Board of Directors. The total arrearage of accrued and unpaid dividends of September 30, 2001 is $181,319.

C. Warrants

Class A Warrants

         The Company issued 2,400,000 Class A Warrants in 1997 in conjunction with an offering of its common stock. Each Class A Warrant entitles the holder to purchase one share of common stock at a price of $5.00 for a period of four years commencing June 26, 1998 and expiring June 26, 2002. The Company may redeem the Class A Warrants at a price of $.05 per warrant, at any time after they become exercisable, upon not less than 30 days' prior written notice, if the closing bid price of the Common Stock has been at least $14.40 per share for 20 consecutive trading days ending on the fifth day prior to the date on which the notice of redemption is given. All 2,400,000 Class A Warrants are outstanding as of December 31, 2000 and September 30, 2001.

                                KIDS STUFF, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Preferred Warrants

         The Company issued 920,000 Series 1 Preferred Stock Purchase Warrants (Preferred Warrant) in March 1999 in conjunction with an offering of its preferred stock. Each Preferred Warrant entitles the holder to purchase one share of Series 1 Preferred Stock at an exercise price of $6.00 per share commencing September 3, 2000 and expiring March 3, 2002. The Company shall redeem the Preferred Warrants at a price of $1.20 per warrant in the event it elects to redeem its Series 1 Preferred Stock in accordance with the terms summarized in Note B above. There were 920,000 Preferred Warrants outstanding as of September 30, 2001.

Borrowings

         At September 30, 2001, the Company owed Bank One N.A. a total of over $2.2 million. The Company has violated various covenants of its line-of-credit and other loan agreements with Bank One N.A., which has the right to declare the entire unpaid balance of its outstanding notes to be immediately due and payable. As a result, Bank One, pursuant to an agreement dated January 24, 2001, entered into a forbearance agreement until March 31, 2001, provided that the Company meet certain operating conditions. The Company and Bank One N.A. has since entered into a new forbearance agreement that includes extending the Company's credit facilities and notes thereunder until October 31, 2001.

         The entire balance of the Company's long-term debt has been classified as a current liability on the accompanying balance sheet due to the non-compliance with the loan covenants.

Employment Agreements

         The Company has entered into separate five-year employment agreements with William L. Miller and Jeanne E. Miller, effective January 1, 1997, pursuant to which Mr. Miller is to serve as Chairman of the Board and Chief Executive Officer of the Company and Mrs. Miller is to serve as its President. The employment agreements provide for an annual base salary of $125,000 for Mr. Miller and $105,000 for Mrs. Miller, subject to annual review for increase by the Company. The employment agreements also provide for the eligibility of these executives to receive annual cash bonuses under the Company's Incentive Compensation Plan, and each of Mr. Miller and Mrs. Miller's respective employment agreements grant an option to purchase 100,000 shares of the Company's Common Stock, which vest 25% on each of the first four anniversary dates commencing January 1, 1998, regardless of whether the executive is employed on such dates by the Company. The vested options will be immediately exercisable and will expire ten years from the date of the agreement. The exercise price of the options when granted was $5.00 per share, subject to downward adjustments in the exercise price if the Company meets certain performance goals. In September 1999, the Company's Board of Directors cancelled the above- mentioned options, and issued new options at a fixed exercise price of $1.33, representing the market price of the Company's common stock for the week ended September 17, 1999. Other terms and conditions of the option agreements remained the same.

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

                                KIDS STUFF, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

Commitments and Contingencies

         The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Management evaluates each claim and provides for any potential loss when the claim is probable and estimable. These legal proceedings are summarized in Part II.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


OVERVIEW

     Kids Stuff, Inc. is a catalog merchant selling quality children's products to consumers throughout the United States. Our business emphasizes products for children in the age group of prenatal to three years old, and in the past has consisted primarily of three catalogs:

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

     In October 1999, Kids Stuff, Inc. launched its new web site in a marketing partnership with Yahoo! Shopping. The site is accessible at www.kidsstuff.com or on Yahoo! Shopping (http://shopping.yahoo.com). The web site contains all four of the catalogs, Jeannie's Kids Club, Natural Baby, Perfectly Safe and Little Feet.


RESULTS OF OPERATIONS

Three Months ended September 30, 2001 compared to the Three Months ended September 30, 2000

     Sales for the quarter ended September 30, 2001 were $658,842, compared with $955,628 in the prior quarter and $4,212,901 for the third quarter of 2000. The net loss for the third quarter of 2001 was $225,926, compared with a net loss of $284,167 for the same period in 2000. During the third quarter of 2001, the Company did not mail any catalogs due to lack of working capital, but relied solely on the Internet and catalog sales from mailings made prior to May 2001. This compares with catalog circulation of 2.6 million mailings during the third quarter of 2000.

     Cost of sales were 47.9% of sales during the third quarter of 2001, compared with 53.4% during the same period in 2000. The reduction in cost of sales was due to a favorable mix of sales to other higher margin items compared with lower margin merchandise.

     Selling expenses for the third quarter of 2001 were $274,424, or 41.7% of sales, compared to $1,509,125, or 35.8% of sales, for third quarter of 2000. The higher selling expense was due to increased markdowns to produce sales, and increased impact from certain fixed expenses contained within the marketing budget.

    General and Administrative Expenses decreased to $232,577 in the third quarter of 2001, compared with $673,403 in the comparable period in 2000. The decrease was due to a reduction in personnel and generally lower expenses due to the reduced levels of sales and business activity due to a lack of working capital. Net loss for the three months ended September 30, 2001 was $225,926, compared with $284,167 during the same period in 2000. While the Company's sales dropped 84% from the same period in 2000, other costs and expenses that were reduced caused the net loss to be comparable to the third quarter of 2000.

Nine Months ended September 30, 2001 compared to the Nine Months ended September 30, 2000

     Sales for the nine month period ended September 30, 2001 were $3,795,424, a decrease of 68.8% compared with $12,151,426 in sales for the same period of the year 2000. The net loss for the nine month period of 2001 was $1,848,783, compared with a net loss of $1,285,162 for the same period in 2000. The sales decrease was due to reduced catalog circulation; during the nine months ended September 30,2001 the Company mailed 1,4 million catalogs, compared with 7.0 million catalogs mailed during the comparable period of 2000. This reduction of 80% in catalog circulation produced a sales decrease of 68.8%.

     Cost of sales decreased to 49.9% of net sales in the nine month period ended September 30, 2001, compared with 54.8% during the comparable period in 2000. The reduction in cost of sales was due to a favorable mix of sales to other higher margin items compared with lower margin merchandise.

     Selling expenses for the nine month period ended September 30, 2001 were $2,047,296, or 53.9% of sales, compared with $4,303,451, or 35.4% of sales, for the comparable period in 2000. The higher selling expense was due to lower response rates from the Company's catalog mailings and generally less efficient mailings due to the lower mailing quantities.

     General and Administrative Expenses decreased to $1,657,974 during the nine months ended September 30, 2001, compared with $2,302,747 in the comparable period in 2000. The decrease was due to a reduction in personnel and generally lower expenses due to the reduced levels of sales and business activity, especially in the third quarter of 2001.

     Net loss for the nine months ended September 30, 2001 was $1,848,783, compared with $1,285,162 during the same period in 2000. The increased losses in 2001 was due to a sales decline of 68.8% without a comparable drop in costs of operations.

Going Concern/Future Trends

     Certain vendors of the Company have suspended merchandise deliveries to the Company without payment of cash in advance. The Company's inventories are being depleted and the Company has been unable to replace these inventories with new merchandise. The Company's institutional lender, Bank One N.A., has refused to loan additional monies to the Company pursuant to its line of credit. Due to the Company's lack of working capital, it has been unable to produce and distribute enough catalogs and to maintain sufficient inventory levels necessary to prevent a substantial loss of revenues. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Future operating revenues and results of operations are dependent upon the Company's ability to raise immediate and substantial additional financing. As described below, the Company has entered into an equity line of credit with Cornell Capital Partners, L.P. to provide the Company with equity financing of up to $3,000,000. Due to the various conditions contained in the Company's agreement with Cornell, there can be no assurances given that the Company will receive any financing from its agreement with Cornell. Further, there can be no assurances given that the Company will be successful in securing financing from public or other private sources. In the event the Company is successful in securing additional financing, the Company will seek to build its revenue base back to historical levels while at the same time maintaining cost efficient operations. No assurances can be given that these efforts will be successful. Future operating results will be dependent upon the success of the foregoing. See Notes 1 and 4 in the Company's Notes to Financial Statements for additional information regarding our ability to continue as a going concern and outstanding indebtedness.

EQUITY LINE OF CREDIT

     As of June 20, 2001, we entered into an agreement with Cornell Capital Partners, L.P., New York, NY to provide the company with an Equity Line of Credit in an amount up to $3,000,000. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically issue and sell shares of common stock. If our Company requests an advance under the Equity Line of Credit, Cornell will purchase shares of common stock of our Company for 82% of the average of the 3 lowest closing bid prices on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 10 trading days immediately following the notice date. Cornell intends to resell any shares purchased under the Equity Line of Credit at the market price. In order to draw down on our Equity Line of Credit, we must satisfy several conditions, the first of which is to register our shares of common stock to be issued to Cornell with the Securities and Exchange Commission for resale by Cornell to the public. In connection with the foregoing, we have filed a registration statement to be filed with the Securities and Exchange Commission to register 14,500,000 shares, representing substantially all of our authorized, but unissued shares. The exact number of shares that could be issued pursuant to the Equity Line of Credit is not known at the present time and is dependent upon the market price of our common stock. The Board of Directors may, subject to stockholder approval, increase the number of shares of authorized common stock which, if approved by stockholders, would increase the number of shares available that could be issued pursuant to the Equity Line of Credit. The foregoing summarizes the material terms of our Equity Line of Credit agreement, it being understood that we may not draw down upon the Equity Line of Credit unless our securities to be issued to Cornell are registered for resale and other conditions have been met.

ADVANCES. Pursuant to the Equity Line of Credit, we may periodically sell shares of common stock to Cornell to raise capital to fund our working capital needs. The periodic sale of shares is known as an advance. We may request an advance every 11 trading days.

MECHANICS. We may, at our discretion, request advances from Cornell by written notice, specifying the amount requested up to the maximum advance amount. A closing will be held 11 trading days after such written notice at which time we will deliver shares of common stock and Cornell will pay the advance amount. We have the ability to determine when and if we desire to draw an advance.

COMMITMENT PERIOD. We may request an advance at any time during the commitment period. The commitment period begins on the date the Securities and Exchange Commission first declares the Company's registration statement effective. The commitment period expires on the earliest to occur of (i) the date on which Cornell has made advances totaling $3.0 million or (ii) June 20, 2003 (I.E., two years from the date of the Equity Line of Credit).

MAXIMUM ADVANCE AMOUNT. We may not request advances in excess of a total of $3.0 million. In addition, each individual advance is subject to a maximum advance amount based on an average daily volume of our Company's common stock. The maximum amount of each advance is equal to 150% of the average daily volume of our Company's common stock for the 40 trading days prior to the date of an advance multiplied by 82% of the average of the 3 lowest closing bid prices on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 10 trading days immediately following the notice date of an advance.

NUMBER OF SHARES TO BE ISSUED. We cannot predict the actual number of shares of common stock that will be issued pursuant to the Equity Line of Credit, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw.

REGISTRATION RIGHTS. We granted to Cornell certain registration rights. It is presently contemplated that the registration statement will register 14,500,000 shares upon effectiveness for resale by Cornell as well as an additional 1,200,000 shares on behalf of other selling security holders. The cost of this registration will be borne by us.

NET PROCEEDS. We cannot predict the total amount of proceeds to be raised in this transaction, in part, because we have not determined the total amount of the advances we intend to draw. However, we expect to incur expenses of approximately $60,000 consisting primarily of professional fees incurred in connection with registering 15,700,000 shares in this offering. In addition, we are obligated to pay a cash fee equal to 8.4% of each advance to Cornell and 1.6% to another consultant.

As described above, the company then may draw on this Line of Credit in amounts determined by the volume of shares traded and the price per share over a 24 month period of time. Although no assurances can be given, the company is hopeful that this will provide sufficient capital to restructure its operations and reduce its levels of debt.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, our accumulated deficit was increased by $1,848,783 from December 31, 2000 because of the loss for the first nine months of 2001. In addition to the net loss, cash was used by accounts receivable increases of $190,701. Cash was provided by reductions in deferred catalog expense and prepaid expenses of $430,078, inventory reductions of $897,167, and increases in accounts payable, customer advances, and other accruals of $623,547. The Company's costs were partially offset by non-cash charges of $202,358 due to depreciation and amortization expense. Financing activities used a total of $160,133 due to repayments of debt.

At September 30, 2000, our accumulated deficit was increased by $1,285,162 from December 31, 1999 because of the loss for the first nine months of 2000. In addition to the net loss, cash was used by accounts receivable increases of $28,383 and increased deferred catalog expense of $223,944 and increases in prepaid expenses. These uses were partially offset by non-cash charges of $385,134 for depreciation and amortization, decreases in inventory and increases in accounts payable, customer advances and accrued expenses. The Company invested $328,060 in property, equipment and other assets, primarily for implementation of the new accounting and operational software systems. Borrowings in excess of repayments on debt provided $538,674 from financing activities.

Bank Debt

At September 30, 2001, the Company owed Bank One N.A. a total of over $2.2 million.

The Company has violated certain covenants of its line-of-credit and other loan agreements with Bank One N.A., which has the right to declare the entire unpaid balance of its outstanding notes to be immediately due and payable. As a result, Bank One, pursuant to an agreement dated January 24, 2001, entered into a forbearance agreement until March 31, 2001, provided that the Company meet certain operating conditions. The Company and Bank One N.A. has since entered into new forbearance agreements that includes that extends the Company's credit facilities and notes thereunder until October 31,2001. The Company is attempting to obtain financing from the Equity Line of Credit with Cornell to provide sufficient funds to permit the restructuring and repayment of the amounts owed to Bank One.

RISKS AND UNCERTAINITIES

On October 31, 2001 Bank One, N.A. declined to extend or enter into a new Forbearance Agreement and, as a result, all amounts owing became due and payable. Therefor, approximately $1.9 million owed to Bank One is currently on call status pending a plan of liquidation of the current indebtedness.

 As of June 20, 2001, we entered into an agreement with Cornell Capital Partners, L.P., No 1 World Trade Center, New York, NY, to provide the company with an Equity Line of Credit in an amount up to $3,000,000. Pursuant to the Equity Line of Credit, we may, at our discretion, periodically issue and sell shares of common stock. If our Company requests an advance under the Equity Line of Credit, Cornell will purchase shares of common stock of our Company for 82% of the average of the 3 lowest closing bid prices on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 10 trading days immediately following the notice date.

Subsequent to the events of September 11, 2001 Cornell Capital Partners, L.P, have relocated their operations from the World Trade Center. The Company has maintained the registration of its common shares pending revisions to the filing as indicated by the World Trade Center disaster and by the more recent actions of Bank One in calling the Company's credit facilities. It is uncertain whether the Company will be able to maintain its operations as an ongoing business and structure itself to take advantage of the Equity Line of Credit under the Cornell Capital Partners agreement.


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

PART II. OTHER INFORMATION

Item 1. Legal proceedings.

         At the present time Kids Stuff, Inc. has 15 legal proceedings pending for a total amount claimed of $216,705.32. They are as follows:


           Company                                     Amount of Claim
           -------                                     ---------------

           Pro Model Mgmt Inc                             2,997.37
           Kettler International                          8,087.81
           Schoenut Piano                                 8,206.06
           Little Colorado                               67,967.27
           Pepperdine Marking                             9,048.23
           Heirlooms of Tomorrow                          9,734.66
           Safeline Kids                                 11,455.93
           Britax Child Safety                            5,574.16
           Quiltown                                       7,278.74
           Sargent Art Inc                                3,411.60
           Manufactors Collection                        37,652.10
           Zutano and K.J. Roosters
           Rubies Costume Company                        12,700.63
           TRIAD Realty, LLC                             21,599.26
           Newell Rubbermaid                             10,991.50

           Total                                        216,705.32


The majority of pending legal proceedings are for claims arising from unpaid invoices for goods and services rendered. The Company cannot predict the outcome of these proceedings or that the total of pending litigation will not exceed amounts listed above. At September 30, 2001 the Company had accounts payable of $2,973,951, the majority of which was past due based upon supplier terms.


Item 2. Changes in securities and use of proceeds.
        NONE

Item 3. Defaults upon senior securities.

The Company failed to declare its annual dividend to its Series 1 Preferred Stockholders for 2001. The total amount of arrearage as of 7/31/01 of unpaid dividend totals approximately $181,319.

At September 30, 2001, the Company owed Bank One N.A. a total of approximately $1,880,000. The Company has violated certain covenants of its line-of-credit and other loan agreements with Bank One N.A., which, on October 31, exercised its right to declare the entire unpaid balance of its outstanding notes to be immediately due and payable.

Item 4. Submission of matters to a vote of security holders.
        NONE

Item 5. Other information.
        NONE

Item 6. Exhibits and Reports on Form 8-K

         3.01     Certificate of Incorporation of Kids Stuff (1)
         3.02 Certificate of Amendment of Certificate of Incorporation of Kids Stuff (1)
         3.03     By-Laws of Kids Stuff (1)
         3.04     Certificate of Designation of Series A Preferred Stock (4)
         3.05     Certificate of Designation of Series 1 Preferred Stock (2)
         10.01 Equity line of credit and related escrow agreement with Cornell Capital Partners LLP (3)
         10.02    Registration rights agreement with Cornell Capital Partners LP
                  (3)
         10.03    Consulting Agreement with Yorkville Advisors Management LLC
                  (3)
         10.04    Consulting Agreement with Persia Trading (3)
         10.05 Warrant to purchase 500,000 shares of Common Stock issued to Yorkville Advisors Management LLC (3)
         -----------

(1) Incorporated by reference to the Registrant's Form SB-2 Registration Statement, file no. 333-19423, filed with the Securities and Exchange Commission on January 8, 1997.
(2) Incorporated by reference to the Registrant's Form 10-KSB filed for its fiscal year ended December 31, 1998.
(3)  Filed herewith.
(4) Incorporated by reference to the Registrant's Amendment No. 1 to the Form SB-2 Registration Statement, file no. 333-19433, filed with the Securities and Exchange Commission on March 14, 1997.

         No report on Form 8-K was filed during the third quarter of 2001.

  KIDS STUFF, INC. FORM 10-QSB SEPTEMBER 30, 2001

                                    Signature

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Kids Stuff, Inc.

DATE:  11/19/01


                                /s/ WILLIAM MILLER
                                ---------------------------------
                                William Miller, CEO and CFO